Form 10QSB
period 1996-06-30
LONGPORT INC
filed 1996-08-16
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of  1934

                  For the Quarterly Period Ended June 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Exchange Act of 1934

For the transition period from                   to
                              ------------------    ------------------------


                          Commission file No. 33-75236


                                 LONGPORT, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            23-2715528
- -------------------------------                             -------------------
(State or other jurisdiction of                             IRS Employer ID No.
Incorporation or organization)

791 South Chester Rd.           Swarthmore, Pa.          19081
- -------------------------------------------------------------------------------
 (Address of principal executive offices)

                                  610-328-5006
- -------------------------------------------------------------------------------

              (Registrants telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

    As of June 30, 1996, 10,834,539 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                   FORM 10-QSB


                                      INDEX

Part I.     Financial Information

                     Item 1.  Financial Statements

                              Consolidated Balance Sheet
                              as of June 30, 1996                         1-2

                              Consolidated Statements of
                              Operations for the three months
                              and six months ended June 30,
                              1996 and 1995                               3-4

                              Consolidated Statements of Cash
                              Flows for the six months ended
                              June 30, 1996 and 1995                      5-6

                              Notes to Financial Statements                 7

                     Item 2.  Management's Discussion and
                              Analysis of Financial Condition
                              and Results of Operations                  8-11

Part II.    Other Information and Signatures                            12-14

                                 LONGPORT, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)
- ------------------------------------------------------------------------------

               ASSETS
CURRENT ASSETS:
     CASH                                                  ($  2,075)
     ACCOUNTS RECEIVABLE:
       TRADE                                                  59,428
       INTEREST AND OTHER                                      2,489
     PREPAID EXPENSES                                            214
     INVENTORIES                                               6,879
     NOTE RECEIVABLE                                          43,500
                                                           ---------
         TOTAL CURENT ASSETS                                 110,435
                                                           ---------

PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                       292,544
     RESEARCH EQUIPMENT                                       29,465
     COMPUTER EQUIPMENT                                       45,513
     OFFICE FURNITURE AND EQUIPMENT                           43,137
     LEASEHOLD IMPROVEMENTS                                   60,510
     BUILDING AND IMPROVEMENTS                               361,440
                                                           ---------
                                                             832,609
     LESS: ACCUMULATED DEPRECIATION                         (381,223)
                                                           ---------
         NET PROPERTY AND EQUIPMENT                          451,386
                                                           ---------

OTHER ASSETS:
     DEPOSITS                                                    579
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $ 78,958                               45,542
                                                           ---------
          TOTAL OTHER ASSETS                                  46,121
                                                           ---------
          TOTAL ASSETS                                     $ 607,942
                                                           =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 LONGPORT, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                               $   131,221
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                                         9,587
       INTEREST                                                           1,053
       OTHER                                                              2,682
     NOTES PAYABLE                                                       76,000
     CURRENT PORTION OF LONG-TERM DEBT                                   10,907
                                                                    -----------
          TOTAL CURRENT LIABILITIES                                     231,450
                                                                    -----------

     LONG TERM DEBT NET OF CURRENT PORTION                              226,482
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --


STOCKHOLDERS' EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE, 1,000,000
       SHARES AUTHORIZED, NONE ISSUED OR
       OUTSTANDING                                                         --
     COMMON STOCK: $.001 PAR VALUE, 25,000,000
       SHARES AUTHORIZED, 11,484,545 SHARES
       ISSUED AND OUTSTANDING                                            11,484
     PAID IN CAPITAL                                                  2,155,726
     ACCUMULATED DEFICIT                                             (2,017,200)
                                                                    -----------
          TOTAL STOCKHOLDERS' EQUITY                                    150,010
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   607,942
                                                                    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                   FOR THE THREE MONTHS ENDED
           LONGPORT, INC.                                    JUNE 30,
     CONSOLIDATED STATEMENTS OF                     1996                 1995
             OPERATIONS                         (UNAUDITED)          (UNAUDITED)
- -------------------------------------------------------------------------------
NET REVENUES:
     MEDICAL SUPPLY SALES                          $ 3,215             $ 42,552
     WOUND CLINIC REVENUES                            --                 38,505
     MEDICAL EQUIPMENT SALES & RENTALS              12,000                7,060
     MANAGEMENT FEES                                30,500
     LESS: CONTRACTUAL ALLOWANCES                     --               ($22,253)
                                                ----------            ---------
           TOTAL REVENUES                           45,715               65,864
                                                ----------            ---------
OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                      728               21,762
     COST OF WOUND CLINIC REVENUE                     --                 50,075
     COST OF MEDICAL EQUIPMENT RENTALS               1,500                4,500
     GENERAL AND ADMINISTRATIVE                     83,320              143,081
                                                ----------            ---------
      TOTAL OPERATING EXPENSES                      85,548              219,418

      OPERATING INCOME (LOSS)                      (39,833)            (153,554)
                                                ----------            ---------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                 1,950                1,200
     OTHER INCOME                                   20,207                  598
     GAIN/LOSS ON DISPOSAL OF ASSETS                 7,703                 --
     INTEREST EXPENSE                               (7,614)             (13,008)
                                                ----------            ---------
    TOTAL OTHER INCOME (EXPENSE)                    22,246              (11,210)
                                                ----------            ---------
INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                   (17,587)            (164,764)

PROVISION FOR INCOME TAXES                                               (1,029)
                                                ----------            ---------

NET INCOME (LOSS)                                 ($17,587)           ($165,793)
                                                ==========            =========

NET LOSS PER SHARE OF COMMON STOCK                  ($0.00)              ($0.03)
                                                ==========            =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                   11,127,747            5,599,922
                                                ==========            =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                    FOR THE SIX MONTHS ENDED
           LONGPORT, INC.                                    JUNE 30,
     CONSOLIDATED STATEMENTS OF                      1996                1995
             OPERATIONS                          (UNAUDITED)         (UNAUDITED)
- -------------------------------------------------------------------------------
NET REVENUES:
     MEDICAL SUPPLY SALES                         $  6,122             $255,694
     WOUND CLINIC REVENUES                            --                120,508
     MEDICAL EQUIPMENT SALES & RENTALS              23,824               74,806
     MANAGEMENT FEES                                61,000                 --
     LESS: CONTRACTUAL ALLOWANCES                                       (22,253)
                                                ----------            ---------
           TOTAL REVENUES                           90,946              428,755
                                                ----------            ---------
OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                    1,861              103,843
     COST OF WOUND CLINIC REVENUE                      --               112,991
     COST OF MEDICAL EQUIPMENT RENTALS               2,500               11,250
     GENERAL AND ADMINISTRATIVE                    170,734              349,042
                                                ----------            ---------
      TOTAL OPERATING EXPENSES                     175,095              577,126

      OPERATING INCOME (LOSS)                      (84,149)            (148,371)
                                                ----------            ---------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                 3,900                2,400
     OTHER INCOME                                   21,775                  666
     GAIN/LOSS ON DISPOSAL OF ASSETS                 7,703                 --
     INTEREST EXPENSE                              (58,045)             (26,888)
                                                ----------            ---------
    TOTAL OTHER INCOME (EXPENSE)                   (24,667)             (23,822)
                                                ----------            ---------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                  (108,816)            (172,193)

PROVISION FOR INCOME TAXES                            (870)              (2,675)
                                                ----------            ---------

NET INCOME (LOSS)                                ($109,686)           ($174,868)
                                                ==========            =========

NET LOSS PER SHARE OF COMMON STOCK                  ($0.01)              ($0.03)
                                                ==========            =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                   10,191,560            6,018,465
                                                ==========            =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                          FOR THE SIX MONTHS ENDED
           LONGPORT, INC.                                       JUNE 30,
CONSOLIDATED STATEMENTS OF CASH FLOW                       1996             1995
                                                       (UNAUDITED)       (UNAUDITED)
- ------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                    ($109,686)        ($174,868)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
     TO NET CASH (USED) BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                       59,662            65,125
       GAIN ON EQUIPMENT DISPOSAL                          (7,703)             --
       ISSUANCE OF COMMON STOCK FOR SERVICES
         AND TECHNOLOGY                                      --              22,000
       PROVISION FOR BAD DEBTS                               --                --
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) IN ACCOUNTS RECEIVABLE                   11,153          (117,524)
       (INCREASE) DECREASE IN OTHER RECEIVABLES               297              --
       (INCREASE) DECREASE IN PREPAID EXPENSES              4,599             6,738
       (INCREASE) DECREASE IN INVENTORIES                     (83)            1,967
       (INCREASE) DECREASE IN DEPOSITS                       --               7,154
       INCREASE IN ACCOUNTS PAYABLE AND
         ACCRUED EXPENSES                                (315,510)          132,477
                                                        ---------         ---------
 NET CASH (USED) BY OPERATING ACTIVITIES                 (357,271)          (56,931)
                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                 (15,000)           (6,649)
     PROCEEDS FROM ASSET DISPOSAL                          12,546              --
     PAYMENTS ON NOTES RECEIVABLE                           2,500              --
                                                        ---------         ---------
NET CASH (USED) BY INVESTING ACTIVITIES                        46            (6,649)
                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM BORROWING                                 --              51,878
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                  (44,129)          (10,023)
     ISSUANCE OF COMMON STOCK                             398,853            30,500
                                                        ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 354,724            72,355
                                                        ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS                        (2,501)            8,775

                CASH AND CASH EQUIVALENTS AT
                   BEGINING OF PERIOD                         426             6,307
                                                        ---------         ---------

               CASH AND CASH EQUIVALENTS AT
                   END OF PERIOD                          ($2,075)        $  15,082
                                                        =========         =========


              The accompanying notes are an integral part of these
                        consolidated financial statements


                                                          FOR THE SIX MONTHS ENDED
           LONGPORT, INC.                                       JUNE 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                      1996             1995
                                                       (UNAUDITED)       (UNAUDITED)
- ------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     CASH PAID DURING THE PERIOD FOR:
          INTEREST                                       $58,045            $13,008
          INCOME TAXES                                       870              2,675

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR DEBT RETIREMENT           327,076               --












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 LONGPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1995 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

For the three months ended June 30, 1996 vs. the three months ended
June 30, 1995.

         Total Revenues for the three months ended June 30, 1996, were 45,715, 30.59% lower than the Total Revenues for same period in 1995, $65,864. The reduction was a result of the decrease in medical supply sales through Longport Medical, Inc. ("LMI") and ceasing of Wound Clinic revenues, since both LMI and the Montclair Wound Center were closed during 1995. The Company's revenues from Management fees continued to grow, totalling $30,500 for the three month period, with the sales and rental of medical equipment for the three months ended June 30, 1996, $12,000, exceeding the revenues from the sales and rental medical equipment for the same period in 1995, $7,060, an increase of 69.97%. The increase in medical equipment sales and rentals resulted from an increase in patient activity at the Company's two clients, West Jersey Health System and the West Hudson Hospital. The Company expects revenues to continue increasing from these clients and anticipates similar results from future clients.

         During the three month period, ended June 30, 1996, the Company incurred total operating expenses of $85,548, with $83,320 being General and Administrative Expenses. These numbers reflect a large decrease when compared to the figures for the same period of 1995, when total operating expenses were $219,418 and General and Administrative Expenses were $143,081. These figures represent a 61.01% decrease in total operating expenses and a 41.77% decrease in General and Administrative Expenses between the two periods. The largest decrease in expenses comes from the closing of the LMI and Montclair Wound Center operations, which represented combined costs of $71,837 for the period in 1995, compared to $728 in Cost of Medical Supply Sales only for the period in 1996. The decrease in General and Administrative Expenses comes from the Company's continuing effort to reduce its expenditures to better reflect a services-oriented company.

         The Company had a Total Other Income for the three months ended June 30, 1996, of $22,246, compared to Total Other Expenses for the same period in 1995 of $11,210. The difference between the periods has little significance, except that the Company showed Other Income of $20,207 and a Gain on Disposal of Assets of $7,703 for the three months ended June 30, 1996. The Other Income reflects income the Company incurred as a result of its settlement with Dr. Angelo Bergamo. See Part II. Legal Proceedings below. The gain on the disposal of assets reflects a gain incurred when the Company closed the Montclair Wound Center and settled the remaining amounts owed on the lease with the Montclair Community Hospital. See Other Information below. The Company's Net Loss for the three months ended June 30, 1996, was 89.39% lower than the Net Loss for the same period of 1995, $17,587 for 1996 compared to $165,793 for 1995.

For the six months ended June 30, 1996 vs. the six months ended June 30, 1995

         The Company's Total Revenues for the six month period ended June 30, 1996, were $90,946. This represents a 78.79% reduction from the Total Revenues for the same period of 1995, $428,755. The difference results from the loss of revenues connected with the Company's subsidiary, LMI and the Montclair Wound Center, both of which were closed in 1995. For the six month period of 1995, these two locations accounted for $376,202 in revenues, while the Company generated $6,122 in medical supply sales for the same period in 1996, and no Wound Center revenues. Since the decrease in revenues was caused by the closing of the locations, the numbers do not create an adequate comparison. The Company generated $61,000 in revenues from Management fees, but since the Company generated no revenues in this category for the same period in 1995, a comparison cannot be made.

         For the six month period ended June 30, 1996, the Company incurred Total Operation Expenses of $175,095, compared to $577,126 in Operating Expenses for the same period in 1995. This figure represents a decrease of 69.66% from 1995 to 1996. The bulk of the decrease comes from the ceasing of costs related to the operation of the LMI medical supply business and the Montclair Wound Center. However, the Company reduced its General and Administrative Expenses by 51.08%, from $349,042 for the six month period in 1995 and $170,734 for the six month period in 1996.

         The Company reduced its Operating Loss and Net Loss for the six month period ended June 30, 1996, when compared to the same period in 1995. The Operating Loss for the period in 1996 was $84,149 as compared to $148,371 for the period in 1995, a 43.28% reduction. The Net Loss for the period in 1996 was $109,686, a 37.28% reduction from the Net Loss for the same period in 1995, $174,868.

Strategy to Achieve Profitable Operations

         Management continues to anticipate lower Total Revenues for 1996, when compared to 1995. However, the Company has started to experience increasing revenues from the rental and sales of medical equipment, with the bulk of the new orders coming from the Company's two Consulting Services clients. The Company anticipates continued growth in this area and expects future clients to have the same affect. The Company continues to negotiate with other healthcare providers to provide consulting services.

         The Company continues to experience cash flow problems and has little working capital, but has been able to again reduce its overall debt through negotiations. Management intends to continue working on the reduction of debt and expects the trend to continue. Management cannot yet determine the possible effect the recently filed Supra Medical lawsuit (See Part II. Legal Proceedings.) will have on the Company's financial picture or ability to achieve profitable operations.

         Overall, the Company anticipates continued growth in its revenues through the end of 1996 and Management will continue to work on reducing the Company's expenses and total debt. The Company continues to explore the possibility of additional debt or equity financing, but can make no assurances that financing can be effectuated.

Liquidity and Capital Resources

         The Company's cash flow problems and low working capital continues to affect the ability to pay the Company's debts. During 1995 and 1996, the Company has had to sell shares of its Common Stock to private investors, convert unsecured notes to shares of restricted Common Stock, and convert trade debt and accounts into shares of restricted Common Stock, to reduce the Company's debts. Management expects to continue these practices as deemed necessary to further reduce the Company's debts, when deemed in the best interest of the Company and its shareholders. Through these practices, Management has been able to reduce the Company's debt from $301,718, as of March 31, 1996, to $231,450, as of June 30, 1996, excluding long term debt. The Company anticipates further reductions through the end of 1996 and does not expect to incur any significant short-term or long-term debts within the next twelve months.

         In April, 1996, a non-affiliated entity purchased 200,000 shares of the Company's restricted Common Stock, at the price of ten ($.10) cents per share, netting the Company $20,000. In June, 1996, the four non-affiliated individuals purchased a total of 450,006 shares of the Company's restricted Common Stock, at the price of twelve ($.12) cents per share, netting the Company $54,000.74.

         The Company showed two separate gains for the three month period due to the settlement of the Angelo R. Bergamo v. Longport lawsuit and the settlement of the debt owed to Montclair Community Hospital. The Company showed Other Income of $20,207 for the period as a result of settling the Angelo R. Bergamo action. The Company also showed a Gain on the Disposal of Assets in settling its debt with the Montclair Community Hospital. The gain resulted from the Company allowing the Hospital to keep the remaining furniture and equipment left at the Montclair Wound Clinic.

         In June, 1996, the Company paid $10,000 retainer fee to the law firm of Bochetto & Lentz for the defense of the Company in the legal action Supra Medical Corp. v. James R. McGonigle and Longport, Inc., et al. The Company anticipates incurring additional legal fees in this matter, but cannot place an estimate on the amount to be spent on defending the matter. This fee is reflected in the General & Administrative expenses for the three month period.

         The Company anticipates continued growth from sales of its products along with the addition of other management contracts for the opening and managing of wound centers over the next twelve months. These Wound Centers would be owned and funded by entities other than the Company, thus reducing the necessary cash outlays required to own and operate a center. Product lines will also continue to be expanded. In addition, the Company continues to explore the possibility of debt financing or, public or private placements of its common stock.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         The Statements made under the Management's Discussion and Analysis of Financial Condition and Results of Operations, and other statements within this document, that are not based on historical facts, are forward looking statements that involve risks and uncertainties, including but not limited to, market acceptance risks, the effect of economic conditions, the impact of competition and pricing, product development, commercialization and technology difficulties, the results of financing efforts, and other risks detailed in the Company's Securities and Exchange Commission filings.

                                    Part II

                               Other Information

Item 1.  Legal Proceedings

         There have been no material changes in the matter Longport, Inc. v. Supra Medical Corp. et al., civil action number 95-14754, as reported in Form 10-KSB for the period ended December 31, 1995.

         The matter Angelo R. Bergamo v. Longport, Inc. et al., civil action number L15744-94 in the Superior Court of New Jersey, Essex County, has been settled and resolved, as reported in both the 10-KSB for the period ended December 31, 1995, and the 10-QSB for the period ended March 31, 1996.

         On May 30, 1996, Longport, Inc. was served with a Complaint and Summons filed by Supra Medical Corp., entitled Supra Medical Corp. v. James R. McGonigle, et al., civil action no. 96-3737. The Complaint was filed in the United States District Court for the Eastern District of Pennsylvania and names the Company, one of its Directors, James R. McGonigle, and one of its former Directors, Phillip E. Loori, as defendants. The Complaint also names United Medical and Dental Schools of Guy's and St. Thomas' Hospitals, Mary Dyson. David Morton, Hugh Lewis d/b/a Square Wave Systems, Ltd., and Supra Medical International, Inc., all of whom are residents of the United Kingdom.

         The Plaintiff alleges that the Company took part in "devis[ing] a scheme and artifice to misappropriate Plaintiff's Supra Scanner and proprietary technology and information through, inter alia, communications by mail and wire in interstate and foreign commerce and causing the transportation of stolen property in interstate and foreign commerce" and that the Company joined its efforts with the remaining defendants, who were allegedly devising the same "scheme". The Complaint also alleges that all Defendants, including the Company, "combined, conspired, confederated and agreed together and with each other and others not presently known, to acquire or maintain, directly or indirectly, an interest in and control of and conduct and participate, directly or indirectly, in the conduct of the Enterprise . . . through a pattern of racketeering activity ...".

         The Plaintiff's demand relief of Seven million dollars on each of two counts of damages, an order permanently enjoining the Defendants "from utilizing, employing, exploiting, or otherwise profiting from Plaintiff's Supra Scanner and Supra Microscanner technology" in a third count, and for all defendants to "account for and pay over to Plaintiff any and all sums received from utilizing, employing, exploiting, or otherwise profiting from Plaintiff's Supra Scanner and Microscanner technology," in a fourth count.

         The Company obtained counsel to defend this matter and has filed a motion to dismiss the entire complaint, alleging that the Plaintiff's Complaint failed to state a claim upon which relief can be granted. The Company seeks a dismissal of the entire matter, with prejudice. As of July 26, 1996, the Plaintiff's had not filed a direct response to the Company's motion and the Company's attorney's have petitioned the court for an appropriate dismissal of the action, with prejudice. Management maintains that the Plainitff's Complaint is baseless and frivolous, and if the complaint is dismissed with prejudice, intends to review its options concerning the initiation of a legal action against the Plaintiff and Plaintiff's counsel for recovery of the monies expended by the Company in the defense of this matter, plus possible damages that the Company may incur as a result of this litigation.


Item 2.  Changes in Securities

                     None.

Item 3.  Defaults Upon Senior Securities

                     None.

Item 4.  Submission of Matters to a Vote of Security Holders

                     None.

Item 5.  Other Information

                     None.

Item 6.  Exhibits and Reports on Form 8-K

                     a) Exhibits      None.

                     b) Reports on Form 8-K             None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Longport, Inc.


Dated: August 12, 1996                       /s/ James R. McGonigle
                                             ----------------------------------
                                             James R. McGonigle
                                             President/Chief Accounting Officer

                                             /s/ Peter E. Cavanaugh
                                             ----------------------------------
                                             Peter E. Cavanaugh
                                              Vice President