Form 10QSB
period 1996-09-30
LONGPORT INC
filed 1996-11-12
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the Quarterly Period Ended September 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------
                          Commission file No. 33-75236


                                 LONGPORT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             23-2715528
           --------                                             ----------
(State or other jurisdiction of                             IRS Employer ID No.
Incorporation or organization)

             791 South Chester Rd.       Swarthmore, Pa.      19081
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  610-328-5006
             ------------------------------------------------------
              (Registrants telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---  ---

  As of September 30, 1996, 12,430,141 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                   FORM 10-QSB

                                      INDEX

Part I.  Financial Information

              Item 1. Financial Statements

                      Consolidated Balance Sheet
                      as of September 30, 1996                             1-2

                      Consolidated Statements of
                      Operations for the three months
                      and nine months ended September 30,
                      1996 and 1995                                        3-4

                      Consolidated Statements of Cash
                      Flows for the nine months ended
                      September 30, 1996 and 1995                          5-6

                      Notes to Financial Statements                          7

              Item 2. Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            8-11

Part II. Other Information and Signatures                                 12-14

                                 LONGPORT, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
     CASH                                                              $ 20,023
     ACCOUNTS RECEIVABLE:
       TRADE                                                             70,630
       INTEREST AND OTHER                                                 1,189
     PREPAID EXPENSES
     INVENTORIES                                                          6,880
     NOTE RECEIVABLE                                                     43,500
                                                                       --------
         TOTAL CURENT ASSETS                                            142,222

PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                                  264,793
     COMPUTER EQUIPMENT                                                  49,493
     OFFICE FURNITURE AND EQUIPMENT                                      43,137
     RESEARCH EQUIPMENT                                                  41,965
                                                                       --------
                                                                        399,388
     LESS ACCUMULATED DEPRECIATION                                     (292,454)
                                                                       --------
         NET PROPERTY AND EQUIPMENT                                     106,934

OTHER ASSETS:
     DEPOSITS                                                               579
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $82,520                                           41,979
                                                                       --------
          TOTAL OTHER ASSETS                                             42,558

          TOTAL ASSETS                                                 $291,714
                                                                       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 LONGPORT, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                  $ 54,059
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                                         9,516
       INTEREST                                                           1,053
       OTHER                                                                980
     NOTES PAYABLE                                                       50,000
     CURRENT PORTION OF LONG-TERM DEBT                                    3,215
                                                                     ----------
          TOTAL CURRENT LIABILITIES                                     118,823
                                                                     ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                    4,465
                                                                     ----------

COMMITMENTS AND CONTINGENCIES                                                --


STOCKHOLDERS' EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE, 1,000,000
       SHARES AUTHORIZED, NONE ISSUED OR
       OUTSTANDING                                                           --
     COMMON STOCK: $.001 PAR VALUE, 25,000,000
       SHARES AUTHORIZED, 12,430,141 SHARES
       ISSUED AND OUTSTANDING                                            12,430
     PAID IN CAPITAL                                                  2,297,619
     ACCUMULATED DEFICIT                                             (2,141,623)
                                                                     ----------
          TOTAL STOCKHOLDERS' EQUITY                                    168,426
                                                                     ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $291,714
                                                                     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 LONGPORT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      1996              1995
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------       -----------
NET REVENUES:
     MEDICAL SUPPLY SALES & COMMISSIONS             $   3,559         $  29,715
     WOUND CLINIC REVENUES                               --               3,707
     MEDICAL EQUIPMENT RENTALS                         19,700            11,032
     MANAGEMENT FEES                                   25,500            17,250
     SCANNERS                                          10,000            20,000
     LESS: CONTRACTUAL ALLOWANCES                          --           (18,924)
                                                   ----------         ---------
              TOTAL REVENUES                           58,759            62,780

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                         580                 0
     COST OF WOUND CLINIC REVENUE                          --            19,940
     COST OF MEDICAL EQUIPMENT RENTALS                  1,000             4,978
     GENERAL AND ADMINISTRATIVE                        66,016           192,601
     RESEARCH AND DEVELOPMENT EXPENSE                      --            20,000
                                                   ----------         ---------
              TOTAL OPERATING EXPENSES                 67,596           237,519

              OPERATING INCOME (LOSS)                  (8,837)         (174,739)
                                                   ----------         ---------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                      650             1,200
     OTHER INCOME                                      16,162               210
     GAIN/(LOSS) ON DISPOSAL OF ASSETS               (139,405)           10,707
     INTEREST EXPENSE                                   3,806           (15,800)
                                                   ----------         ---------
              TOTAL OTHER INCOME (EXPENSE)           (118,787)           (3,683)

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                     (127,624)         (178,422)

PROVISION FOR INCOME TAXES                             (1,011)                0
                                                   ----------         ---------

NET INCOME (LOSS)                                   ($126,613)        ($178,422)
                                                   ==========         =========


NET LOSS PER SHARE OF COMMON STOCK                  ($   0.01)        ($   0.03)
                                                   ==========         =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      11,835,406         6,174,173
                                                   ==========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 LONGPORT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      1996              1995
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------       -----------
NET REVENUES:
     MEDICAL SUPPLY SALES & COMMISSIONS              $ 12,085          $285,409
     WOUND CLINIC REVENUES                                 --           124,215
     MEDICAL EQUIPMENT RENTALS                         40,620            85,838
     MANAGEMENT FEES                                   86,500            17,251
     SCANNERS                                          10,500            20,000
     LESS: CONTRACTUAL ALLOWANCES                          --           (41,177)
                                                   ----------        ----------
              TOTAL REVENUES                          149,705           491,536

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                       2,644            96,717
     COST OF WOUND CLINIC REVENUE                          --           132,930
     COST OF MEDICAL EQUIPMENT RENTALS                  3,500            23,355
     GENERAL AND ADMINISTRATIVE                       232,575           544,319
     RESEARCH AND DEVELOPMENT EXPENSE                     670            20,000
                                                   ----------        ----------
              TOTAL OPERATING EXPENSES                239,389           817,321

              OPERATING INCOME (LOSS)                 (89,684)         (325,785)
                                                   ----------        ----------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                   18,133             3,602
     OTHER INCOME                                      23,245               874
     GAIN/(LOSS) ON DISPOSAL OF ASSETS               (131,702)           10,707
     INTEREST EXPENSE                                 (54,241)          (42,688)
                                                   ----------        ----------
              TOTAL OTHER INCOME (EXPENSE)           (144,565)          (27,505)

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                     (234,249)         (353,290)

PROVISION FOR INCOME TAXES                               (141)                0
                                                   ----------        ----------

NET INCOME (LOSS)                                   ($234,108)        ($353,290)
                                                   ==========        ==========


NET LOSS PER SHARE OF COMMON STOCK                  ($   0.02)        ($   0.06)
                                                   ==========        ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      12,229,717         6,065,037
                                                   ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 LONGPORT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1996             1995
                                                    (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  ($234,109)      ($353,290)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
     TO NET CASH (USED) BY OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                    53,562         100,039
        LOSS ON ASSET DISPOSAL                          131,702
        ISSUANCE OF COMMON STOCK FOR SERVICES
            AND TECHNOLOGY                                3,000          97,000
        CHANGES IN ASSETS AND LIABILITIES:
        (INCREASE) IN ACCOUNTS RECEIVABLE                    49        (100,346)
        (INCREASE) DECREASE IN OTHER RECEIVABLES           (903)         (1,247)
        (INCREASE) IN PREPAID EXPENSES                    4,813          (1,014)
        (INCREASE) IN INVENTORIES                           (84)          5,638
        (INCREASE) IN DEPOSITS                                0          10,593
        INCREASE IN ACCOUNTS PAYABLE AND
            ACCRUED EXPENSES                           (394,445)        145,406
                                                      ---------       ---------
     NET CASH (USED) BY OPERATING ACTIVITIES           (436,415)        (97,221)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                               (15,000)         (4,524)
     PROCEEDS FROM ASSET DISPOSAL                        12,546              --
     DECREASE IN NOTES RECEIVABLE                         2,500              --
                                                      ---------       ---------
     NET CASH (USED) BY INVESTING ACTIVITIES                 46          (4,524)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM BORROWING                                             58,000
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                (85,726)        (14,814)
     ISSUANCE OF COMMON STOCK AND WARRANTS              541,692          55,500
                                                      ---------       ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES          455,966          98,686
                                                      ---------       ---------

              NET INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS                      19,597          (3,059)

                CASH AND CASH EQUIVALENTS AT
                   BEGINING OF PERIOD                       426           6,307
                                                      ---------       ---------

                CASH AND CASH EQUIVALENTS AT
                   END OF PERIOD                      $  20,023       $   3,248
                                                      =========       =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                 LONGPORT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1996             1995
                                                    (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     CASH PAID DURING THE PERIOD FOR:
          INTEREST                                      $54,241         $15,800
          INCOME TAXES                                   10,589           3,170
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     COMMON STOCK ISSUED FOR PURCHASE OF
       RENTAL EQUIPMENT                                      --          25,000
     COMMON STOCK ISSUED FOR PURCHASE OF
       SCANNER MARKETING RIGHTS                              --         $50,000
     STOCK ISSUED FOR DEBT                               25,000              --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 LONGPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1995 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

The three months ended September 30, 1996 vs. the three months ended September 30, 1995.

         Total Revenues for the three months ended September 30, 1996, were $58,759, 6.41% lower than the Total Revenues for same period in 1995, $62,780. The decrease in revenues was due to changes in the Company's operations, and revenue sources, during the latter part of 1995. The figure for 1995 includes residual income from the LMI and Montclair Wound Center operations. Both LMI and the Montclair Wound Center were closed during the third quarter of 1995 and the Company now generates a substantial portion of its revenues from management fees, with equipment rental revenues being secondary to the management services contracts. The Company's revenues from Management fees remain steady, totalling $25,500 for the three month period, a 47.82% increase over the management fee revenues for the same period of 1995 of $17,250. The revenues from the rental of medical equipment for the three months ended September 30, 1996, $19,700, exceeding the revenues from the rental medical equipment for the same period in 1995, $11,032, by 78.57%. This increase can be linked to an increase in patient activity and Topical Hyperbaric Oxygen Chamber use at the Company's two clients, West Jersey Health System and the West Hudson Hospital, along with some private patient revenues. The Company expects revenues to continue increasing from these clients and expects future clients to generate revenues beyond the management fees.

         During the three month period, ended September 30, 1996, the Company incurred total operating expenses of $67,596, with a majority being General and Administrative Expenses of $66,016. These numbers reflect a large decrease when compared to the figures for the same period of 1995. For the period ended September 30, 1995, total operating expenses were $237,519 and General and Administrative Expenses were $192,601. The current period figures represent a 71.54% decrease in total operating expenses and a 65.72% decrease in General and Administrative Expenses when compared to the figures from the same period for 1995. The decrease in expenses results mainly from the closing of the LMI and Montclair Wound Center operations, affecting both expenses related to costs of sales and general and administration. The decrease in General and Administrative Expenses can also be attributed to the Company's continuing effort to reduce its expenditures and streamline operations.

         The Company's Net Loss for the three months ended September 30, 1996, was 29.72% lower than the Net Loss for the same period of 1995, $126,613 for 1996 compared to $178,422 for 1995. While this Net Loss is greater than the reported Net Loss for the three month period ending June 30, 1996, this increase has been caused by a one-time expense caused by the disposal of assets. The Company incurred an expense of $139,405 for the three month period as a result of settlements with two creditors to pay off debts of the Company. Each creditor required the Company to turn over title to certain assets as a condition of the settlement. See Part I. Item 2. Liquidity and Capital Resources below.

The nine months ended September 30, 1996 vs. the nine months ended September 30, 1995

         The Company's Total Revenues for the nine month period ended September 30, 1996, were $149,705. This represents a 69.54% reduction from the Total Revenues for the same period of 1995, $491,536. The difference can be attributed to the loss of revenues generated through the Company's subsidiary, LMI, and the Montclair Wound Center, in large part during the first six months of 1995. Both LMI and the Montclair Center were closed during the third quarter of 1995. For the nine month period of 1995, the Company reported revenues of $285,409 from Medical Supply Sales and $124,215 from the Montclair Center, while the Company generated $12,085 in medical supply sales for the same period in 1996, and no Montclair Center related revenues. Due to the nature of the change in the Company's business, and the makeup of the revenues generated from the business, these revenue figures do not provide an adequate comparison by which to judge the Company's overall performance. Also, the Company generated $86,500 in revenues from Management fees through September 30, 1996, as compared to $17,251 in revenues from this category in 1995. However, these figures also do not provide an adequate performance comparison due to the changes in the Company's operations not occurring until the second half of 1995.

         For the nine month period ended September 30, 1996, the Company incurred Total Operation Expenses of $239,389 compared to $817,321 in Operating Expenses for the same period in 1995. This figure represents a decrease of 70.71% for the nine month period from 1995 to 1996. The bulk of the decrease again is a result of ceasing the operation of the LMI medical supply business and the Montclair Wound Center, thus reducing operation expenses. Some of the decrease, however, results from management's efforts to make the Company's operations more cost effective, and generally reduce overhead. Overall, General and Administrative Expenses has been reduced by 57.27% between the two periods, from $544,319 for the nine month period in 1995 to $232,575 for the nine month period in 1996.

         The Company reduced its Operating Loss and Net Loss for the nine month period ended September 30, 1996, when compared to the same period in 1995. The Operating Loss for the period in 1996 was $89,684 as compared to $325,785 for the same nine month period in 1995, a 72.47% reduction. The Net Loss for the period in 1996 was $234,108, a 33.74% reduction from the Net Loss for the same period in 1995, $353,290. As explained above, the Net Loss figure for the nine month period ending September 30, 1996, includes a one-time expense of $139,405 caused by the disposal of assets that had to be given up due to settlements the Company reached with certain creditors to settle debts. See Part I. Item 2. Liquidity and Capital Resources below.

Strategy to Achieve Profitable Operations

         Management continues to anticipate lower Total Revenues for 1996, when compared to 1995. However, the Company continues to experience good revenues from the rental and sales of medical equipment, with the bulk of the new orders coming from the Company's two Consulting Services clients. The Company anticipates obtaining future consulting services clients, which may lead to additional revenues from the rental and sales of equipment to those clients. The Company continues to negotiate with other healthcare providers to provide consulting services.

         The Company continues to experience cash flow problems and has little working capital, but has been able to again reduce its overall debt through negotiations. Management intends to continue working on the reduction of debt and expects to continue reducing the Company's debts. Management cannot yet determine the effect the Supra Medical lawsuit will have on the Company's financial picture or ability to achieve profitable operations, but the expenses incurred in defending the lawsuit has affected the Company's negotiations with certain creditors and the Company has had to give up assets to settle some of its debts. See Liquidity and Capital Resources and Part II. Legal Proceedings.

         Overall, the Company anticipates continued growth in revenues through the end of 1996 and Management will continue to work on reducing the Company's expenses and total debt. The Company continues to explore the possibility of additional debt or equity financing, but can make no assurances that financing can be effectuated.

Liquidity and Capital Resources

         The Company's cash flow problems and low working capital continues to affect the Company's ability to pay its debts. Through September 30, 1996, the Company has had to sell shares of its Common Stock to private investors, convert unsecured notes to shares of restricted Common Stock, and/or convert trade debt and accounts into shares of restricted Common Stock, to reduce the Company's debts. Management expects to continue these practices to further reduce the Company's debts, when deemed in the best interest of the Company and its shareholders. Through these practices, Management has been able to reduce the Company's current liabilities from $818,825 as of September 30, 1995, to $231,450 as of June 30, 1996, and to $118,823 as of September 30, 1996. The
Company has also been able to reduce its long term debt from $255,799 as of December 31, 1995 to $4,465 as of September 30, 1996. The Company anticipates further reductions through the end of 1996 and does not expect to incur any significant short-term or long-term debts within the next twelve months.

         There were two specific debt payoffs Management considers significant because the transactions required the Company to turn over the title to certain assets to the creditors as part of the debt settlement. These transactions caused the Company to incur a one-time expense of $139,405 on the disposal of the assets, as disclosed in the Consolidated Statement of Operations.

         The first matter involved the mortgage on the Company's office building in Swarthmore, PA. The Company was unable to meet its monthly mortgage payments, in significant part because of having to pay attorney's fees in the recently filed lawsuit Supra Medical Corp. v. James R. McGonigle, et al., Civil Case No. 96-3737 in the Federal District Court for the Eastern District of Pennsylvania. Because of the Company's inability to make its monthly mortgage obligation, the mortgage holder gave the Company two options; the initiation of a foreclosure proceeding by the mortgage holder or returning the title to the original owner. The Company opted to amicably return the title to the original owner, in exchange for the forgiveness of all past due mortgage amounts, and forgiveness of the remaining mortgage amount due. Management, however, was able to negotiate a lease with the owner, a six-month automatic renewal lease whereby the Company will be able to remain at the office. The lease requires the Company to pay $625 per month as rent.

         The second transaction that involved property of the Company was the settlement of the debt owed to a creditor of the now closed Longport Medical subsidiary. While the debt amount was in dispute, the Company did not have the funds available to negotiate a cash settlement with the creditor. Instead, the Company was forced to turn over to the creditor title to nine Low Air Loss Mattress systems, in possession of the creditor, along with a cash payment of $3,500. These transactions, in large part, caused the Company's Assets to drop from $607,942 as of June 30, 1996, to $291,714 as of September 30, 1996.

         The Company was able to raise some capital through the private sale of stock to current shareholders and non-affiliated individuals during the period. In August and September two current shareholders of the Company purchased a total of 260,000 shares of the Company's restricted Common Stock. The shares were sold at the price of twelve ($.12) cents per share, netting the Company $31,000. Also during the month of August, the Company issued shares to three current shareholders as payment on debt owed to each. The Company issued 125,596 shares valued at fifteen ($.15) cents per share, as payment of a debt and interest in the amount of $18,839.44, and issued 60,000 shares valued at twelve ($.12) cents per share, as payment on two shareholder's debts totalling $7,200. The Company also sold 400,000 shares of its restricted Common Stock to three non-affiliated individuals at the rate of twelve ($.12) cents per share, netting the Company $48,000.

         The Company anticipates continued growth from sales of its products along with the addition of other management contracts for the opening and managing of wound centers over the next twelve months. These Wound Centers would be owned and funded by entities other than the Company, thus reducing the necessity of cash outlays to purchase start-up materials and operate the center. In addition, the Company continues to explore the possibility of debt financing and public or private placements of its common stock, but cannot provide any assurances that any such financing can be secured.

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

         On May 30, 1996, Longport, Inc. was served with a Complaint and Summons filed by Supra Medical Corp., entitled Supra Medical Corp. v. James R. McGonigle, et al., civil action no. 96-3737. The Complaint was filed in the United States District Court for the Eastern District of Pennsylvania and names the Company, one of its Directors, James R. McGonigle, and one of its former Directors, Phillip E. Loori, as defendants. The Complaint also names United Medical and Dental Schools of Guy's and St. Thomas' Hospitals, Mary Dyson, David Morton, Hugh Lewis d/b/a Square Wave Systems, Ltd., and Supra Medical International, Inc., all of whom are residents of the United Kingdom. See the Company's 10-QSB for the period ended June 30, 1996 for a further description of the allegations within the complaint.

         The Company obtained counsel to defend this matter and has filed a motion to dismiss the entire complaint, alleging that the Plaintiff's Complaint failed to state a claim upon which relief can be granted, among other procedural reasons for a dismissal. The Company seeks a dismissal of the entire matter, with prejudice. Plaintiff filed a response to the Company's Motion to Dismiss on or about October 7, 1996, pursuant to a Court Order. The Company's counsel filed a response and has requested a decision on the Motion from the Court. As of the present date no decision has been rendered by the Court. Management maintains its position that the Plainitff's Complaint is baseless and frivolous. Also, Management plans to review its options concerning any legal action the Company may have against the Plaintiff's and their attorneys, should the matter be dismissed on substantive grounds. The Company has suffered damages as a result of defending this matter. Due to the expenses incurred with its counsel, the Company did not have enough capital to meet the demands of certain creditors and has turned over assets to certain creditors, including its office building in Swarthmore, and medical equipment. See Liquidity and Capital Resources above.

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


                                        Longport, Inc.


Dated: November 11, 1996                /s/ James R. McGonigle
                                            -------------------------------
                                            James R. McGonigle
                                            President/Chief Accounting Officer



                                        /s/ Peter E. Cavanaugh
                                            -------------------------------
                                            Peter E. Cavanaugh
                                            Vice President