Form 10KSB40
period 1996-12-31
LONGPORT INC
filed 1997-04-14
CIK 919043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                                     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                For the transition period from_______ to________

                                                 Commission File Number 33-75236

                                 LONGPORT, INC.
                 (Name of small business issuer in its charter)

           Delaware                                     23-2715528
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


791 South Chester Road
Swarthmore, Pennsylvania                                   19081
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number:  (610) 328-5006

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class              Name of each exchange on which registered
             None                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State issuer's revenues for its most recent fiscal year: $172,171.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,249,566 based upon a price of $.31 per share on March 14, 1997.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes _____    No _____  Not Applicable  X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest applicable date: As of March 14, 1997, there was 13,156,282 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference:  NONE

         Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

         The Company, organized as a Delaware corporation in January, 1993, and operated a wholly owned subsidiary, Longport Medical, Inc. ("LMI"), until September, 1995. The Company originally marketed medical products for the treatment of wounds ("wound care") such as wound dressings, pressure relief mattresses, intermittent compression pumps, hyperbaric oxygen chambers ("HBOs"), and a variety of other medical supplies. The Company also operated an outpatient wound healing center ("Wound Healing Center") at the Montclair Community Hospital, Montclair, New Jersey ("Montclair Center") for the treatment of recalcitrant wounds, closing the facility in July, 1995. During 1995, the Company altered its operations by developing a consulting services program for healthcare facilities to open and operate outpatient wound healing centers and implement inpatient and home-patient wound healing programs. As part of this reorganization, the Company ceased its LMI and Montclair Center operations.

         The Company intends to generate future revenues by obtaining management services contracts with healthcare facilities and physicians, to open wound healing centers and/or implement wound healing programs for inpatients and home-patients. Under management services contracts, the Company provides clinical oversight to a client, generally a hospital, with respect to operating an outpatient wound healing center and/or implementing an inpatient wound healing program, and receives a monthly fee directly from the contracting party. As part of these Management Agreements, the Company expects to generate additional revenues through the rental and sale of Topical Hyperbaric Oxygen products and supplies sales.

                              Wound Healing Centers

         In July, 1994, the Company opened its first Wound Healing Center within the Montclair Community Hospital, in Montclair, New Jersey ("Montclair Center"). The Montclair Center utilized the Company's wound healing products and supplies to treat patients suffering from acute and chronic wounds on an outpatient basis.

         The Company closed the Montclair Center in July, 1995, but Management's review of the Montclair Center's operations indicated that an outpatient wound center ("Center") could be viable as a profit center if the center had the financial and physician support of a hospital that integrates the center into its overall business. A larger healthcare facility, such as a hospital, has the ability to spread employee, operations, equipment, and supply costs over its entire operations structure, while having purchasing power and a better financial base. Management believes hospitals will look to open outpatient facilities to offset lower revenues from decreasing inpatient populations and that outpatient wound centers could become a growth segment of the healthcare industry. Based upon the information obtained from operating the Montclair Center,

Management developed the wound center management service program ("Management Services") the Company presently markets to healthcare facilities and physicians.

         Under the Management Services plan, the Company managed centers function as full service, multi-disciplinary treatment facilities that offer comprehensive patient evaluations and aggressive wound therapy. The Company's personnel provide clinical management and general consulting for the opening and operation of a wound healing center, including ongoing on-site evaluation of the Center's operations after the Center has opened. The Company is paid a fee directly from the client, without the Company's personnel performing direct patient care.

         The Company provides clients, in addition to the clinical training and support described below, assistance with the Center's marketing campaign, designing the physical layout of the center, and setting up medical equipment and supplies purchasing contracts. The Company's level of involvement in the client's marketing campaign depends upon the capabilities of the client's internal departments, but can include helping the client create marketing materials. The Company plans to eventually pool groups of Centers, that are geographically close, to create combined advertisement campaigns, with the costs being spread out among all the clients involved. Regarding the physical layout of a Center, the Company's personnel can assist a client in designing the Center and securing furniture, and help the client establish a medical supplies and equipment network, including medical billing systems. The Company, however, does not directly sell products to the client, or its patients, and does not perform any insurance or patient billing related to the center's services. Overall, the client agrees to clinically operate the center in accordance the Company's assessment and treatment protocols, but the final decisions regarding the business and operations portion of the Center, such as staffing, advertising and physical layouts, are made and paid for by the client.

         To create a comprehensive Management Services program, the Company developed a proprietary Wound Healing Manual ("Manual") in coordination with a number outside clinical researchers and physicians experienced in wound treatment. These individuals continue to work with the Company's clinical personnel to review and update the Manual when necessary. As part of a Management Services agreement ("Services Agreement"), a client will receive a customized copy of the Manual, training on the assessment and treatment protocols within the Manual, and updates that contain changes in the Manual.

         The Company's Wound Healing Manual contains protocols for the assessment and treatment of a variety of wounds, from Diabetic Foot Ulcers and Decubitus Ulcers (bed sores), to post-surgical and other acute wounds. The Company seeks to provide clinicians with the ability to obtain the most comprehensive assessment available, so that a treatment protocol can be patient-specific and altered quickly to match changes in the wound during the healing process. The goal of the Manual is to make the wound treatments more effective by providing the physician with more information about the wound. The Company's assessment and treatment protocols do not focus on a single tool, product or method. Rather, the protocols utilize a full range of readily available commercial products and supplies, with recommendations for use being based on when those products are designed to work most effectively.

         The Company's assessment protocols require that all new patients undergo a complete history and physical, lab work, vascular testing on extremity wounds, and any other tests deemed necessary. The protocols also call for the wound to be photographed and eventually receive a scan utilizing the Company's Soft Tissue Ultrasound Scanner, should the Company obtain an exemption from the FDA marketing procedures and/or obtain marketing clearance for the device. See "Medical Equipment Business - Soft Tissue Ultrasound Scanner" and "Government Regulation". Once these procedures have been completed, the patient begins a treatment program tailored to meet his or her needs.

         The Company managed centers will be capable of treating patients suffering from a wide range of wounds, including skin ulcerations due to diabetes, vascular disease, burns and frostbite; post-surgical infections; decubitus ulcers (bed sores); amputations and infected stumps; and gangrenous lesions. The Company's assessment protocols utilize numerous diagnostic tools, including an Ultrasound/Duplex Imager, a Doppler, a Transcutaneous PO2 Monitor, a vascular testing system, and potentially the Soft Tissue Ultrasound Scanner. The Company's treatment protocols utilize numerous commercially available, non-invasive tools, including Therapeutic Ultrasound; Extremity whirlpools; Compression Therapy; and Topical Hyperbaric Oxygen chambers. The treatment protocols also utilize specialty wound dressings, topical antibiotics, and pressure relief devices in a comprehensive program designed to stimulate the body into the healing process.

         The Company also provides comprehensive training for the client's staff on the wound assessment and treatment protocols contained within the Manual, including training on any changes to the protocols that may be made in the future. The Company's clinical staff will train the client's staff on the use of the assessment and treatment equipment, products and supplies to be utilized at the center, including the HBO products. The training is designed to teach the client's staff about the Company's methods and philosophy towards wound assessment and healing. The Company considers personnel training to be an ongoing process, so the Management Services program includes continuous on-site visits by the Company's clinical staff to ensure compliance with the Company's protocols, and to be sure the client's staff understand the Company's protocols. The client can request on-site visits, but beyond a specific number of visits, as specified in a Services Agreement, the client will be charged for the on-site visit.

         All examinations and procedures rendered at a Center are eligible for reimbursement by Medicare, except for the Topical Hyperbaric Oxygen therapy. Each treatment procedure and product or supply used has a reimbursement code and scheduled fee under the Medicare regulations. See "Governmental Regulations". The HBO products are used as an additional treatment device, in conjunction with the other available treatments, with payment for this treatment coming from either private insurance carriers, if applicable, or the patient. The Company, however, receives payment directly from the Management Services client, pursuant to its Services Agreement, regardless of whether the client or patient receives reimbursement from Medicare, or other insurance carrier.

         The Company executed its first Services Agreement with the West Jersey Health System ("West Jersey") in July, 1995. See Exhibit 10.26. The Company executed its second Services Agreement with West Hudson Hospital ("West Hudson") in January, 1996. The West Hudson Agreement has an initial term of two years, with yearly renewals thereafter. Under the Services Agreement, the Company received a $10,000 start-up fee and will receive $5,000 per month for the length of the initial term. The Company agreed to provide West Hudson with two Topical Hyperbaric Oxygen Chambers as part of the Agreement, with additional Chambers available for West Hudson to rent at $800 per month. West Hudson provided the funds necessary for the use of a Soft Tissue Ultrasound Scanner at the Center, and have taken delivery. See Exhibit 10.28 and "Medical Equipment Business - Soft Tissue Ultrasound Scanner".

         The Company maintains a General Liability policy and a Liability Umbrella policy to provide coverage for the consulting services it provides. This multi-peril policy provides for a total of $3,000,000 in coverage per occurrence. The coverage of these policies can be expanded to include new Centers the Company may service in the future. Management believes these policies provide adequate insurance coverage based on the liability risks of the business.

Future Centers

         The Company expects new wound healing centers to be located within or adjacent to (i) existing hospitals, (ii) within physicians' offices that provide the same level of services, and see the same number of patients, as the hospital-based Centers, and (iii) within physicians' offices that provide services to smaller patient populations. While the Company has reduced its capital needs for general operations, the Company's current financial status may adversely affect the Company's ability to enter into additional Service Agreements. Also, there can be no assurance that the Company will obtain any additional clients in the future.


                           Medical Equipment Business

         A large portion of the Company's 1995 revenues, in comparison to the revenues from 1996, were generated from the sale of wound supplies. As of December 31, 1996, the Company had no contractual agreements with any suppliers, except for the research agreement with the United Medical and Dental Schools of Guy's and St. Thomas Hospitals in London, England ("UMDS"), for the research and development of a new Soft Tissue Ultrasound Scanner developed by UMDS. See "Medical Equipment Business - Ultrasound Soft Tissue Scanner". In February, 1996, the Exclusive Licensing Agreement with Healing Systems, Inc. expired, but the Company continues to market the Sacral Units on a non-exclusive basis. See "Topical Hyperbaric Oxygen Units" below.

Topical Hyperbaric Oxygen Products

         The Company continues to market Topical Hyperbaric Oxygen ("HBO") products, that apply oxygen under pressure to wound sites in order to reduce wound healing time, as part of its Management Services program and as a stand alone treatment device. The Company rents and sells "rigid" HBOs (sometimes referred to as "Chambers"), which treat wound sites on extremities (primarily arms and legs) by delivering oxygen intermittently in a humid condition, along with disposable HBOs ("Sacral Units"), which are soft sided and deliver moist oxygen to the lower back and buttocks, primarily to treat decubitus ulcers.

         Currently, the Company owns approximately 50 Chambers, rents approximately 30% of its Chambers to non-affiliated third parties and offers the Sacral Units for sale. Rental rates for the Chambers average $60 per day for individual patients and $500 per month for dealers while sales prices for the Sacral Units average $45 each to dealers and $75 each to end users. Neither the Chambers nor the Sacral Units are Medicare reimbursable, which means that Medicare will not reimburse the patient or the provider for use of either HBO product, thereby reducing the marketability of the products. The revenues generated by the HBO products are predominately from the rental of Chambers with monthly rental charges to independent dealers who, in turn, market the HBO Chambers. The Company also receives revenues from hospitals and nursing facilities that rent or buy the HBO products directly from the Company. The dealers, hospital and nursing facilities are charged regardless of their ability to obtain payment or reimbursement from Medicare or the patient. Further, numerous private health insurance companies reimburse patients for HBO costs.

         The Company markets Sacral Units on a non-exclusive basis by purchasing the units from Healing Systems, Inc. ("HSI"). The Company expects to be able to obtain the Sacral Units from HSI on an as needed basis, although there can be no assurance that the Company will be able to continue to purchase such products through HSI.

         HSI purchased the patent for the Sacral Units from Supra ("Sacral Patent"), but the agreement is currently the subject of litigation between HSI and Supra. If HSI is unsuccessful in its litigation with Supra, the Company may be unable to market the HSI Sacral Units. In November, 1993 the Company purchased a patent covering an earlier developed Sacral Unit which has FDA marketing permission. See "Patents." Although there are less than two years of patent protection remaining on the purchased patent, the Company does not intend to develop a new Sacral Unit. The Company's relationship with HSI is strictly as a customer of HSI for the purchase of Sacral Units. The Company places orders for the purchase of Sacral units as needed. The Company had secured, at no expense to the Company, an option to purchase the Sacral patent and any raw materials from HSI, at the same price HSI paid for the patent and materials, as part of the now expired Exclusive Marketing Agreement. The purchase option, which has expired, only took effect if HSI succeeded in the patent litigation between it and Supra, and exercising of the option was at the discretion of the Company. See "Item 12 - Certain Relationships and Related Transactions" and "Business - Patents".

Soft Tissue Ultrasound Scanner

         In May, 1995, The Company entered into an agreement (the "UMDS Agreement") with the United Medical and Dental Schools of Guy's and St. Thomas Hospitals ("UMDS") located in London, England. The UMDS Agreement consists of two phases regarding a high-frequency Ultrasound Soft Tissue Scanner
("Scanner") developed by UMDS: the final stages of development for the Scanner and the potential manufacturing and marketing of the Scanner in North America. Initially, the relationship between the entities will involve a joint project for the gathering of data with the Scanner prototypes, in which Longport will act as the exclusive North American partner for UMDS. The project will concentrate on testing the Scanner prototypes and gathering data on the Scanner's applicability to Longport's specialty, wound healing, by utilizing the Scanner at the Company managed Centers. The project will be overseen by the head of the Tissue Repair Research Unit ("TRRU") at UMDS, Dr. Mary Dyson. The time frame for the data gathering project is two years, during which period UMDS' TRRU will be paid $20,000 per Scanner. The Company's Services Agreements make the client responsible to pay for the Scanner to be utilized at that client's Center The goal of the first phase is to improve the Scanner by use and develop an information database that makes the Scanner a commercially viable product. If this goal is achieved, Longport will have the exclusive right to manufacture and market the Scanner in North America for the wound healing related applications. The initial term for the manufacturing and marketing rights is five years from the date the Company and UMDS determine that the Scanner is commercially viable, with the rights to be renewed for additional five year terms based upon performance. The Company and UMDS will establish the performance standards once the marketing plan has been developed. See Exhibit 10.25. During the first phase, the funds to be paid to TRRU for each Scanner will be paid by the client that will utilize the device in a Company managed Center. Additionally, since the Scanner will be utilized at a Company managed Center, the Company does not expect to incur any significant research and development costs during the joint project with UMDS. As of this date, three units have been delivered to Longport for research, one at each of the Company's clients, West Jersey and West Hudson, with a third being used by the Company's clinical staff for demonstrations to other prospective clients.

         The Scanner can produce a high resolution image of the skin, and tissue just below the skin, by picking up the pattern of the skin and tissue. This type of imaging may allow a clinician to check the status of a wound, and the surrounding tissue, without having to cut the patient or stick a probing device into the fragile wound bed. When used with a coupling gel, the Scanner's ultrasound can penetrate through certain types of wound dressings and produce an image, thus avoiding risks of infection and protecting the wound surface during the scanning process. The Scanner is expected to produce an image with an axial resolution of 65 microns and a lateral resolution of 200 microns. The image can then be analyzed, through a proprietary image analysis program designed at UMDS. The image analysis system provides a mathematical "signature" of the skin and tissue, and is capable of detecting small changes to the tissue, before they become clinically evident. The image analysis may permit clinicians to recognize the improvement, or deterioration, of a wound earlier than present methods allow, so that treatments can be modified quickly, leading to potentially large savings in treatment time and expense. The Scanner can examine tissue up to 2 centimeters below the skin, and may provide clinicians with the ability to image a patient's skin, subcutaneous tissue and even tendons. Because the Scanner is new to the Company, the Company anticipates having to file for marketing permission with the U.S. Food and Drug Administration ("FDA"). See "Government Regulation". The Company continues to analyze the requirements of the FDA filings, to determine the filings that will be required and the related costs, but a final decision has not yet been made. Due to the Company's financial status, however, there can be no assurance the Company will have, or be able to obtain, the funds to complete the FDA filing process.

         Upon Agreement between UMDS and Longport that the Scanner has reached commercial viability, Longport will have the exclusive North American rights to manufacture and market the Scanner with respect to the wound healing applications. The initial period for the exclusive rights will be five (5) years, from the date the parties agree to begin marketing the Scanner, and will be extended for additional five (5) year periods upon Longport satisfying marketing goals to be established later. The parties will establish the marketing goals, and compensation to UMDS, upon development of a marketing plan for the Scanner. Longport, as payment for the exclusive marketing rights, has issued to UMDS one hundred thousand (100,000) shares of Longport restricted Common Stock. As stated above, the Company intends to have its clients pay for the Scanner to be utilized at that client's Center, as part of the Services Agreements.

         The Company executed and Agreement with Quality Medical Instruments, Ltd. ("QMI"), a company based in the United Kingdom, expanding the Company's rights with respect to Scanner technology, pending the outcome of the Supra Medical v. James R. McGonigle, et al., litigation. See Item 3. "Legal Proceedings". QMI has obtained all marketing rights from UMDS for the Scanner technology, again pending the outcome of the Supra Medical v. James R. McGonigle, et al., litigation. The agreement expands the Company's rights to include all human and non-human uses for the technology. See Exhibit 10.31.

                                   Competition

         The Company's expects to compete against hospitals that seek to open their own wound centers. Management anticipates, however, that the Company will be able to obtain contracts with a number of these hospitals by offering them a flexible Management Services plan that can provide the facility with highly specialized clinical management at affordable rates. Whether the Company competes with a particular hospital, or makes that hospital a client, will depend on the internal capabilities of that hospital with respect to wound healing programs.

         The Company also expects to compete with Curative Technologies, Inc. ("CTI") to obtain Management Service contracts with hospitals and, if the Company establishes additional wound healing centers, those centers, depending upon their location, may compete with CTI centers that already operate within a specific geographic region. CTI is a larger, better capitalized and more recognized company that markets wound center franchises under a plan similar to the Company's. Management, however, believes the Company can successfully compete against CTI due to differences between the companies' programs. First, the expenses incurred by a hospital in setting up a CTI franchise are much higher than those incurred in setting up a Company managed center. Second, the Company's protocols are non-invasive, focus on a comprehensive assessment of wounds, and utilize flexible, individualized treatment programs. CTI's programs focus on a proprietary, but expensive and invasive, treatment method that decreases the ability to individualize treatment programs. Lastly, the Company's centers are capable of treating more types of wounds than the CTI managed centers and the Company believes its strictly non-invasive approach to be more appealing to hospitals and patients.

         With respect to the Company's HBO products, the Company markets the Sacral Units through a non-exclusive agreement with HSI, whose purchase of its patent for Sacral Units is being disputed by Supra, the Seller of the patent. Accordingly, Supra at some point may be a direct competitor in the marketing of the HSI Sacral Unit. The Company remains in minor competition with Wound Healing Systems, Inc. ("WHS"), an affiliate, and Wound Care Systems, Inc. ("WCS") in the sale and rental of Chambers in the regions where the Company currently conducts business. WHS remains under agreement with the Company not to increase its Chamber inventory above its original level, permitting WHS to replace vroken chambers.

                                    Marketing

         Chambers and Sacral Units are marketed directly by representatives of the Company to hospitals, nursing homes and physicians.

         On February 19, 1996, the Company executed an Agreement with Martin Rosenblum & Associates, Inc. ("MRA"), a nonaffiliate, under which MRA will market the Company's Management Services program on a nonexclusive basis. Under the Agreement, MRA agrees to use best efforts to market the Company's Services and will receive a commission of 20% of all business generated by MRA. See
Exhibit 10.30.

                              Government Regulation

         The changing of the Company's operations, from direct selling of product to providing consulting services, eliminates the Company's need to perform Medicare billings. Thus, the guidelines concerning billing for wound products and supplies no longer apply to the Company's operations. The HBO products are not Medicare reimbursable, so the Medicare guidelines do not affect this portion of the Company's business. The Company, however, must comply with certain government regulations regarding the Scanner and HBO products.

         The Company must be granted permission through the United States Food and Drug Administration ("FDA"), and possibly other domestic and foreign authorities to market the Company's medical devices, the HBO products and the Soft Tissue Ultrasound Scanner. These authorities also regulate labeling, advertising and other forms of product claims.

         The Federal Food, Drug and Cosmetic Act requires the Company to file a pre-marketing notice of intent to market with the FDA on all medical devices. The notice seeks the FDA's permission to market the product. Devices manufactured and marketed before 1976, and any devices substantially equivalent to such device, may fall within the regulations' "grandfather" clause. This clause exempts the manufacturer from having to submit the device for FDA permission and allows the device to be taken directly to the market. Devices developed after 1976, or devices that differ substantially from a legally marketed predicate device, must receive the FDA's permission before marketing to the public may begin. These devices are also subject to reviews by the FDA after the pre-market review process, with devices that are potentially life- threatening being subject to more stringent standards. The HBO's marketed by the Company were first developed and patented prior to 1976. The current version of the HBO's remain substantially equivalent to the pre-1976 devices and, to the best of the Company's knowledge, may continue to be marketed under current FDA regulations.

         The Scanner is subject to FDA regulations regarding the introduction of medical devices into commerce within the United States markets. The research, development, testing, production, and marketing of new medical products are subject to extensive governmental regulation in the United States. Noncompliance with these regulations may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical studies or commercial distribution of the device, civil penalties or fines, and criminal prosecution.

         Pursuant to the Federal Food Drug and Cosmetic Act (the "FDA Act"), a medical device will be classified as either a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, record-keeping requirements, labeling requirements and "Good Manufacturing Practices" (as such term is defined in the FDA Act). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive pre-clinical and clinical testing to prove safety and effectiveness of the devices.

         All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket clearance or an approved Premarket Approval Application ("PMA"). A product qualifies for a 510(k) premarket notification clearance if it is substantially equivalent in terms of safety, effectiveness, and intended use to another legally marketed medical device. If a product is not substantially equivalent to such a device, the FDA must first approve a PMA application before it can be marketed. An approved PMA application indicates that the FDA has determined the device has been proven, through submission of clinical data and supporting information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and requires the submission of significant quantities of clinical data and supporting information, While the process of obtaining a 510(k) clearance typically takes less than one year and involves the submission of less clinical data and supporting information.

         An entity must file with the FDA even if the device is simply "new" to the particular entity, and is otherwise a well known device in the marketplace. Since the Scanner, if it achieves commercial viability, will be introduced into commerce within the United States for the first time by the Company, it will be considered a "new device" under FDA regulations and will require appropriate filings with the FDA. The FDA has already classified and approved other diagnostic ultrasound devices, that the Company believes are substantially equivalent to the Scanner, as Class II medical devices. The Company expects that a 510(k) premarket notification clearance will be required and, in conjunction with UMDS, has begun assembling the information needed to complete all necessary filings, including the identification of the legally marketed device that is the most equivalent with the Scanner. The FDA filing, and all expenses incurred in connection with such, will be the responsibility of UMDS, since UMDS owns the rights to the technology. Thus, the Company does not anticipate expenses that will materially effect its finances. The Company, however, cannot make assurances that the Scanner will become commercially viable nor that the Scanner will achieve FDA clearance for its market entry.

         In order for the Company to utilize the Scanner in clinical studies prior to FDA clearance for market entry, the Company must obtain an Investigational Device Exemption ("IDE") from the FDA regulations. The IDE permits entities to conduct clinical studies on a medical device that has not received FDA concurrence for introduction into commerce. The exemption rules were created by Congress, and have been codified at 21 USC ss.360j(g). By definition, investigational devices, for the purpose of an IDE, are broken into two groups, those that pose a significant risk to patients and those that pose a nonsignificant risk to patients. Those that pose significant risk to patients must obtain an approval from the FDA to conduct pre-market clinical studies. This process may require the filing of significant quantities of pre-study data and clinical study plans. Those devices that pose a nonsignificant risk to patients must still have a clinical study plan approved, but the oversight body can be an FDA recognized Institutional Review Board ("IRB") that acts as the FDA's representative for the purpose of approval and oversight of clinical studies.

         The Company believes that under the parameters set forth in the FDA Act, the Scanner, since it is a non-invasive device, poses a nonsignificant risk to patients. This would enable the Company to conduct any necessary studies more quickly and at significantly reduced costs. Also, the receipt of a clinical study approval will permit the Company to conduct clinical studies while UMDS undergoes the FDA marketing permission process.

         The Company is currently involved in negotiations for the utilization of an IRB and is developing a formal clinical study plan. Upon agreement from an institution, the Company will submit its clinical study plan and information on the Scanner to the IRB who will then decide whether the device poses a nonsignificant risk and whether it approves the clinical study plan. If the Company receives approval from the IRB, the Company intends to conduct clinical studies in conjunction with the operation of the Wound Healing Centers open at that time, including the West Jersey and West Hudson Centers. The Company does not expect to incur significant expenses in connection with the conducting of those studies. The Company, however, cannot place a definitive time frame on when an IRB will be selected or when the clinical plan will be presented, nor can the Company assure that the clinical studies will be approved.

         The FDA has established manufacturing (and sterilization) standards for medical device manufacturers, known as "Good Manufacturing Practices". These standards require any manufacturing facility to be registered annually and submit to regular inspections. Therefore, if the Company begins manufacturing any devices, the manufacturing facility would have to comply with these regulations. The Company does not intend to directly manufacture any medical devices. Rather, the Company intends to outsource any manufacturing operations that may developing the future.

                                     Patents

         The Company acquired a patent ("Stivala Patent") covering a Sacral Unit from an unaffiliated individual for a purchase price of $10,000, 20,000 shares of the Company's Common Stock and a royalty of $1.00 for each Sacral Unit sold, if any. The patent has approximately one (1) year remaining and thereafter the Sacral Unit may be manufactured and sold by anyone. Moreover, other patents have been granted for Sacral Units, and new patents may be granted in the future. The Company has not manufactured any Sacral Units under the patent and can give no assurance that it will do so.

         In December, 1993, the Company acquired all development rights and the right to file for a patent on a portable Chamber being developed by Richard Mazzolla, a non-affiliate, in exchange for which Mr. Mazzolla was granted the exclusive right to manufacture the Chamber for four years, received 10,000 shares of the Company's restricted Common Stock and will be paid the costs for development and design of the Chamber, $3,000 of which has been paid. Further, Mr. Mazzolla will also receive an option to purchase an additional 25,000 shares of restricted Common Stock, at $.50 per share, if a U.S. patent is granted on his new chamber design. The Company currently does not intend to pursue the development of a new Chamber.

                                    Employees

         The Company employs one individual, Bonita K. Weyrauch, RN, the Vice President for Clinical Services. The Company has an agreement with Colpat, Inc., an affiliate owned and controlled by the its President and CEO, James R. McGonigle, for the provision of services to the Company. The Company also has an agreement with the law firm owned and controlled by its Vice President and General Counsel, Peter E. Cavanaugh, for the provision of legal services to the Company. Mr. McGonigle devotes approximately 100% of his time on Company business. Mr. Cavanaugh's firm is used on an as needed basis.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company leases a 3,000 square foot office building at 791 South Chester Road, Swarthmore, Pennsylvania. The Company pays the Lessor $625 per month. See "Item 6. - Liquidity and Capital Resources" below.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in litigation with Supra (entitled "Longport, Inc. vs. Supra Medical Corp. et al" civil action no. 95-14754 in the Court of Common Pleas of Delaware County, Pennsylvania) arising from an exclusive marketing license ("License") granted by Supra to the Company for the sale of Chambers. The exclusive marketing license expired December 7, 1993. The Company is seeking damages from Supra based upon Company allegations of tortious interference with contract and Supra has counterclaimed alleging the Company is obligated to purchase an additional 25 Chambers from Supra for a total of $102,900. At present the parties are waiting for a trial date to be set.

         On May 30, 1996, Longport, Inc. was served with a Complaint and Summons filed by Supra Medical Corp., entitled Supra Medical Corp. v. James R. McGonigle, et al., civil action no. 96- 3737. The Complaint was filed in the United States District Court for the Eastern District of Pennsylvania and names the Company, one of its Directors, James R. McGonigle, and one of its former Directors, Phillip E. Loori, as defendants. The Complaint also names United Medical and Dental Schools of Guy's and St. Thomas' Hospitals, Mary Dyson. David Morton, Hugh Lewis d/b/a Square Wave Systems, Ltd., and Supra Medical International, Inc., all of whom are residents of the United Kingdom. See the Company's 10-QSB for the period ended June 30, 1996 for a further description of the allegations within the complaint.

The Company obtained counsel to defend this matter and has filed a motion to dismiss the entire complaint, alleging that the Plaintiff's Complaint failed to state a claim upon which relief can be granted, among other procedural reasons for a dismissal. The Company seeks a dismissal of the entire matter, with prejudice. Plaintiff filed a response to the Company's Motion to Dismiss on or about October 7, 1996, pursuant to a Court Order. The Company's counsel filed a response and has requested a decision on the Motion from the Court. As of the present date no decision has been rendered by the Court. Management maintains its position that the Plainitff's Complaint is baseless and frivolous.
Also, Management plans to review its options concerning any legal action the Company may have against the Plaintiff's and their attorneys, should the matter be dismissed on substantive grounds. The Company has suffered damages as a result of defending this matter. Due to the expenses incurred with its counsel, the Company did not have enough capital to meet the demands of certain creditors and has turned over assets to certain creditors, including its the office building in Swarthmore, and medical equipment. See Liquidity and Capital Resources above.

The Court denied the Company's Motion to Dismiss and Longport has filed its Answer to Supra's Complaint. Supra's attorneys filed a Motion with the Court seeking leave to be released as Supra's counsel due to an alleged conflict, Supra Medical obtained new Corporate Counsel, and an outstanding legal bill that exceeded $60,000 as of the date that counsel filed the Motion. The Company opposes that Motion due to the delay it will cause in the resolution of this case. Longport has filed a Motion with the Court seeking an expedited Discovery cutoff date (90 days) and trial date. As of this date, the Court has not rendered a decision on either Motion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded on the Bulletin Board of the National Quotation System under the symbol "LPTI" since September 7, 1994.

         The following table sets forth for the quarters indicated the range of high and low prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc. and quotations for prices represent the closing sales transaction.

                                                           Price
                                                   ---------------------------
By Quarter Ended:                                  High                Low
                                                   ----                ---
Fiscal 1994
December 31, 1994                                  $    2.25         $    1.50

Fiscal 1995
March 31, 1995                                     $    2.50         $    1.25
June 30, 1995                                      $    1.50         $     .50
September 30, 1995                                 $     .625        $     .125
December 31, 1995                                  $     .438        $     .125

Fiscal 1996
March 31, 1996                                     $     .25         $     .06
June 30, 1996                                               No Change
September 30, 1996                                          No Change
December 31, 1996                                  $     .31         $     .06

Outstanding Shares and Shareholders of Record

         As of March 14, 1997, there were 13,156,282 shares outstanding held by approximately 105 record and beneficial stockholders.

Dividend Policy

         The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was formed in January, 1993, primarily to market Topical Hyperbaric Oxygen products. During 1993 and 1994, the Company developed plans to open its own Wound Healing Center at the Montclair Community Hospital. Also, during 1993 the Company expanded its marketing efforts to include a full array of wound care related products, through its subsidiary, LMI. The Company consistently experienced receivables problems on the business generated by LMI and ceased LMI's operations in 1995 due to these problems. The Company also closed the Montclair Center in 1995 due to increasing costs. The Company's current operations focus on providing consulting services and clinically managing wound healing centers for healthcare facilities. The Company has experienced losses since formation, but during 1996 greatly reduced its monthly expenses and overall debt. The Company expects to expand its services business in 1997 by obtaining additional Service Agreements.

Results of Operations

For the year ended December 31, 1996 as compared to the year ended December 31, 1995.

         Total Revenues declined for the second year in a row. The Revenues for 1996 were 69.19% lower than the revenues for 1995, $172,171 and $558,866 respectively. This decrease can be attributed to the reorganization of the Company and its operations. The 1995 figures included at least one full quarter of revenues from the now-closed LMI operations. A significant difference between the revenues figures comes from the fact that a majority of the 1995 revenues, specifically those to medical supplies sales and rentals, were never collected, while the vast majority of the revenues for 1996 have already been collected. In Management's opinion, the revenues for 1996 create a better basis to which future performance can be compared. While the revenues attributed to Management Fees are significantly higher in 1996, $98,500, as compared to 1995's revenues of $24,251, Management believes this is not an adequate comparison since the first management agreement was not executed until July, 1995. Management expects revenues from Management Services to continue to climb through 1997. The other segments of revenues are not fair comparisons due to the revenues reflected for 1995 from uncollected LMI revenues during the first quarter of 1995.

         One of Management's goals for 1996 was to get its expenses under control, payoff all of the Company's old Trade Accounts, and reduce the Company's overall debt as much as possible. Management believes it has accomplished the majority of its goals. The Company's expenses have been greatly reduced, a 72.82% change from 1995 ($1,453,310) to 1996 ($394,954). This success can be attributed in part to the closing of the LMI facility and the Montclair Center, and to Management's efforts to reduce the expenses incurred in operating the Company under its new structure. Management intends to continue its efforts to review expenses and cut waste when appropriate.

         Perhaps the Company's most significant reduction has been in Accounts Payable, where the Company has reduced the figure from $431,598 as of December 31, 1995, to $49,032 as of December 31, 1996. A 88.64% reduction. More importantly, the 1996 figure contains only current accounts, no old accounts. Management has succeeded in eliminating all of the Company's, including LMI's, old trade debts and now has the Company dealing with current accounts only. As part of Management's efforts to keep expenses down, it expects that the accounts payable debt will also remain under control. Overall, the Company's liabilities have been reduced by 83.09%, between December 31, 1995 and December 31, 1996, $817,571 and $138,218 respectively. The reduction in Long Term Debt occurred when the Company was forced to return the title to its office building to the original seller and mortgage holder. Management was forced into this decision as a result of the Supra Medical lawsuit filed in the Federal Eastern District Court of Pennsylvania. See "Item 3. Legal Proceedings" and "Management's Analysis and Discussion - Liquidity and Capital Resources". Management intends to continue its efforts to completely eliminate all debts of the Company through 1997.

         The Operating Loss for 1996 is significantly lower, when compared to 1995, $222,783 and $894,444 respectively, a 75.09% decrease. This change can be attributed to the reduction in expenses and a more reliable revenue stream from the Company's new operations. Management strived to make its expenses coincide with the Company's new operations. By the end of 1996, Management has become confident that it has succeeded in this goal and that the Company is in a better position from which to grow.


For the year ended December 31, 1995 as compared to the year ended December 31, 1994.

         Total Revenues for 1995 decreased by 44.9% compared to 1994, $558,866 and $1,013,404 respectively. The decrease was caused mainly by the Company's decision to close the California office of LMI and cease the product and supplies sales operations. The Company ceased LMI's operations effective April 1, 1995. During the remainder of 1995 the Company concentrated on developing its management services program and marketing the Company's HBO products, resulting in a 46.4% increase in revenues from equipment rentals, $81,999 in 1994 compared to $120,038 in 1995, and revenues of $24,251 in management fees for 1995, compared to zero revenues related to management fees for 1994. The Company expects the revenues from both of these areas to increase in 1996.

         Overall, Operating Expenses decreased by 15.4% in 1995 compared to 1994, $1,453,310 and $1,718,191, respectively. General and administrative expenses, however, increased from $908,814 in 1994 to $1,040,513 in 1995, an increase of 14.5%. This increase was mainly caused by a write-off of uncollectible accounts receivable of approximately $430,000 and an expense of $155,000 related to the issuance of restricted common stock for compensation and services during 1995. The write-off of uncollectible accounts receivable consisted mostly of receivables related to Medicare revenues generated through the LMI operation. The Company also experienced ongoing expenses related to the California office of LMI even after ceasing operations in April. The Company did not complete the closing of the LMI office until September, 1995, incurring administrative expenses until that time even though no revenues were being generated by that office. For 1996, the Company expects a continued reduction in general and administrative expenditures.

         The Operating Loss and the Net Loss were both higher in 1995 compared to 1994, as a result of the immediate decrease in medical supplies sales, but slow decrease in expenses related to the closing of the operations and the write-off of uncollectible accounts receivable. The Operating Loss increased by 26.9%, from $704,787 in 1994 to $894,444 in 1995, while the Net Loss increased by 23.2%, from $764,863 in 1994 to $942,510 in 1995. There was no provision for income taxes in 1995 due to the Net Loss.


Strategy to Achieve Profitable Operations

         During 1996, the Company began new growth under its services-oriented plan. Management believes that the Company's restructuring places it in a better position to continue an expansion as a services oriented operation. In 1996, Management focused its efforts on refining the Management Services Program for opening wound centers and implementing wound programs, while also concentrating efforts on reducing the Company's overall debts. The Company believes that healthcare facilities, mainly hospitals, will be attempting to open more outpatient operations, to make up for lost revenues due to lower inpatient populations. Management has identified the wound market as one of the healthcare industries growth segments and believes the Company can expand and become profitable by entering into Service Agreements with additional healthcare facilities.

         The Company anticipates an increase in revenues in 1997, as compared to 1996, and thus better bottom line results due to the decrease in expenses. The operation of a services based company requires fewer expenditures, including those related to the opening of additional wound centers since they will be owned and operated by unaffiliated third parties. In February, 1996, the Company executed an agreement with a marketing firm in New Jersey to begin marketing the management services program. Management expects to enter into similar agreements with other entities. Under the agreement, the marketing company receives compensation only upon the generation of revenues to the Company. The Company intends on maintaining this practice with other representatives, to ensure that marketing expenses are incurred upon the generation of revenues.

         The Company continues to experience cash flow problems, with little working capital. The restructuring of the operations, however, has greatly lowered the monthly expenditures, and reduced the overall cash flow problem. The Company anticipates further reduction of this problem as it enters into additional Management Services Agreements.

         The Company anticipates continued growth in revenues from the marketing of its wound healing services program and the management of new Wound Healing Centers over the next 12 months. Management will continue to work to reduce the levels of overall debt and monthly expenses, so that the expenses incurred on a regular basis better reflect a services-based operation with fewer capital needs. In addition, the Company is exploring the possibilities of debt or equity financing, but can make no assurance that such financing, either debt or equity, can be effectuated.

Liquidity and Capital Resources

The Company's cash flow problems and low working capital continues to affect the Company's ability to pay its debts. Through December 31, 1996, the Company has had to sell shares of its Common Stock to private investors, convert unsecured notes to shares of restricted Common Stock, and/or convert trade debt and accounts into shares of restricted Common Stock, to reduce the Company's debts. Management expects to continue these practices to continue reducing debts, when deemed in the best interest of the Company and its shareholders. Through these practices, Management has been able to reduce the Company's current liabilities from $561,772 as of December 31, 1995, to $137,635 as of December 31, 1996. The Company has also been able to reduce its long term debt from $255,799 as of December 31, 1995 to $543 as December 31, 1996. The Company anticipates further reductions through 1997 and does not expect to incur any significant short-term or long-term debts within the next twelve months.

In January, March and April of 1996, a non-affiliated entity purchased a total of 600,000 shares, and an individual current shareholder purchased 70,000 shares, of the Company's restricted Common Stock at $.10 per share. These transactions netted the Company $67,000. In March, 1996, the assignees for two of the Company's creditors agreed to convert the amounts due from the Company, to the creditors, into shares of restricted Common Stock. The Company owed one creditor a total of $174,216 and the other creditor $35,538. The Company converted the amounts due to shares of restricted Common Stock at the rate of $.10 per share, resulting in the Company issuing a total of 2,097,544 to the assignees.

In April, 1996, a the First Baptist Church of Southwest Broward, a non-profit entity, purchased 200,000 shares of the Company's restricted Common Stock, at the price of ten ($.10) cents per share, netting the Company $20,000. In June, 1996, the four non-affiliated individuals purchased a total of 450,000 shares of the Company's restricted Common Stock, at the price of twelve ($.12) cents per share, netting the Company $54,000. In July the Company sold 100,000 shares of restricted Common Stock to a non-affiliate at the rate of twelve ($.12) cents per share, netting the company $12,000.

In August and September two current shareholders of the Company purchased a total of 258,333 shares of the Company's restricted Common Stock. The shares were sold at the price of twelve ($.12) cents per share, netting the Company $31,000. Also during the month of August, the Company issued shares to three current shareholders as payment on debt owed to each. The Company issued 125,596 shares valued at fifteen ($.15) cents per shares, as payment of a debt and interest in the amount of $18,839, and issued 61,667 shares valued at twelve ($.12) and fifteen ($.15) cents per share, as payment on two shareholder's debts totalling $8,000. The Company also sold 400,000 shares of its restricted Common Stock to three non-affiliated individuals at the rate of twelve ($.12) cents per share, netting the Company $48,000.

In October and November, 1996, the Company raised capital through the sale of 325,000 shares of restricted stock by two current shareholders and one non-affiliated individual. The shares were sold at the rate of twelve ($.12) cents per share, netting the Company $39,000. In

December, 1996, the Company sold 100,000 shares, at the rate of twelve ($.12) cents per share, to a current shareholder and non-affiliated individual, netting the Company $12,000.

In January, 1997, the Company sold 201,141 shares of restricted Common Stock to a current shareholder and a non-affiliate at the rate of twelve ($.12) cents per share, netting the Company $24,137. The Company also issued 100,000 shares to its employee, Bonita K. Weyrauch, as payment on debts due from the Company. The Company and employee agreed that the debt totaled $12,000, with the shares being issued at the rate of twelve ($.12) cents per share.

The Company's decision to cease operations as a seller of medical supplies led to the execution of a Joint Venture Agreement with MedaStat Scientific Corporation ("MSC") in April, 1995. The Agreement was designed to allow Longport to concentrate on marketing its new management services and utilize MSC's medical distribution expertise to provide supplies, with the companies splitting gross profits 50/50. The Company also engaged MSC to handle the billing of the older Medicare claims, with amounts collected being credited toward's Longport's debt to MSC. None of the receivables were collected by MSC and no revenues were generated under the Joint Venture Agreement. MSC went out of business in January, 1996. On February 19, 1996, the Company executed a Settlement Agreement with MSC with all amounts owed by the Company, approximately $63,000, deemed paid in full. In exchange the Company issued 125,000 shares of the Company's restricted Common Stock to MSC, at $.50 per share.

On January 26, 1996, the Company executed a Services Agreement with West Hudson Hospital ("West Hudson"), in Kearny, New Jersey, to open an outpatient Wound Healing Center ("Center") at West Hudson's facility. Under the agreement, the Company's second agreement to provide services, the Company will receive a $10,000 start-up fee and a $5,000 per month consulting fee for an initial term of two years. The Agreement will renew on a yearly basis thereafter. West Hudson also agree to provide the necessary funding to have a Soft Tissue Ultrasound Scanner placed at that Center. The Company will provide West Hudson with a copy of its Wound Healing Manual for use at the facility, two (2) HBO Chambers for use at the facility, and a limited number of on-site visits over the first three months of the Agreement; to oversee the opening and initial operations of the Center and train the West Hudson personnel. Any HBO Chambers ordered, other than the two provided under the Services Agreement, will be rented to West Hudson at $800 per month. Also, any on-site visits by Longport personnel that exceeds the amount allowed under the Services Agreement, will carry a charge of $150 per hour, or $1,000 per day, whichever is less. See Exhibit 10.28 filed with the 10-KSB for the period ended December 31, 1995. As of December 31, 1996, West Hudson has paid the start-up fee and the monthly fees through December, generating $60,000 in revenues for the Company.

         In April, 1996, the Company reached a settlement with Angelo R. Bergamo, M.D., under which the Company agreed to pay Bergamo $20,000 to settle the litigation between the parties. The Company showed a gain from the settlement of the Angelo R. Bergamo v. Longport lawsuit, recorded as an extraordinary gain of $18,133. The Company also showed an extraordinary gain on the Disposal of Assets in settling its debt with the Montclair Community

Hospital. The extraordinary gain resulted from the Company allowing the Hospital to keep the remaining furniture and equipment at the Montclair Center.

In June, 1996, the Company paid a $10,000 retainer fee to the law firm of Bochetto & Lentz for the defense of the Company in the legal action Supra Medical Corp. v. James R. McGonigle and Longport, Inc., et al. See Legal Proceedings. An additional $1.405 has been paid to the law firm through of December 31, 1996. The Company anticipates incurring additional legal fees in this matter, but cannot estimate the amount it expects to spend defending the matter.

Management considers two transactions, occurring in July and August, 1996, significant due to requiring the Company to turn over title to certain assets to the creditors as part of the debt settlement. These transactions caused the Company to incur a one-time loss of $127,741 on the disposal of the assets.

The first matter involved the mortgage on the Company's office building in Swarthmore, PA. The Company was unable to meet its monthly mortgage payments, in significant part because of having to pay attorney's fees in the Supra Medical Corp. v. James R. McGonigle, et al., civil case. See Legal Proceedings. Because of the Company's inability to make its monthly mortgage obligation, the mortgage holder gave the Company two options; the initiation of a foreclosure proceeding by the mortgage holder or returning the title to the original owner. The Company opted to amicably return the title to the original owner, in exchange for the forgiveness of all past due mortgage amounts, and forgiveness of the remaining mortgage amount due. Management was also able to negotiate a lease with the owner, a six-month automatic renewal lease, whereby the Company will be able to remain at the office. The lease requires the Company to pay $625 per month as rent.

The second transaction that involved property of the Company was the settlement of the debt owed to a creditor of the now closed Longport Medical subsidiary. While the debt amount was in dispute, the Company did not have the funds available to negotiate a cash settlement with the creditor. Instead, the Company was forced to turn over to the creditor title to nine Low Air Loss Mattress systems, in possession of the creditor, along with a cash payment of $3,500. These transactions, in large part, caused the Company's Assets to drop from $671,165 as of December 31, 1995, to $199,794 as of December 31, 1996.

The Company utilized the capital raised in October, November and December, 1996, to pay debts. The Company continues to service the Wound Healing Centers at West Jersey Health System and West Hudson Hospital. Each client has purchased and rented additional supplies and equipment from the Company, providing revenues in excess of the management fees. The Company anticipates continued growth from sales of its products along with the addition of other management contracts for the opening and managing of wound centers over the next twelve months. These Wound Centers would be owned and funded by entities other than the Company, thus reducing the necessity of cash outlays to purchase start-up materials and operate the center. In addition, the Company continues to explore the possibility of debt financing and public or private placements of its common stock, but cannot provide any assurances that any such financing can be secured.

Commitments

         The Company's only long term commitment, as to the use of cash, is the commitment to UMDS to pay for the Scanners to be utilized at Company managed Centers. The plans for payment on the commitment to UMDS have been discussed above.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         The Statements made under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other statements within this document, that are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, market acceptance risks, the effect of economic conditions, the impact of competition and pricing, product development, commercialization and technology difficulties, the results of financing efforts, legal circumstances, and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 7.  FINANCIAL STATEMENTS

         See page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information regarding all current directors and executives of the Company:

                                                                                                Officer or
                                                                                                 Director
            Name                       Age                          Office                          Since


James R. McGonigle(1)                   53                Chairman of the                           1993
                                                          Board of Directors,
                                                          Chief Executive Officer,
                                                          President and
                                                          Chief Accounting Officer

Peter E. Cavanaugh                      32                Director, Corporate Secretary,            1993
                                                          Vice President & General Counsel


Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has no audit, nominating or compensation committee. No director has received or currently receives any compensation for services as a director.

Background

The following is a summary of the business experience of each officer and director of the Company:

James R. McGonigle founded the Company and has served as its Chairman, Chief Executive Officer and President since its inception in January, 1993. Mr. McGonigle assumed the role of Chief Accounting Officer effective April 1, 1996, due to the resignation of John Delamater. From 1985 to 1992 Mr. McGonigle was the founder and president of Supra Medical Corp. (formally Topox, Inc.)("Supra") a publicly held company specializing in the development of proprietary medical technologies in the fields of skin care and diagnostics. Mr. McGonigle is also President of Wound Healing Systems, Inc. which sells and rents Chambers in competition with the Company. See "Business - Competition." Mr. McGonigle intends to devote approximately 90% of his time to the affairs of the Company.

Peter E. Cavanaugh has been Vice President and General Counsel of the Company since December, 1993, after having performed legal services for the Company for approximately three months on a consultant basis. He was appointed to the Board of Directors and became

Corporate Secretary in April, 1995. He was elected to the Board upon shareholders vote in July, 1995. In 1993, Mr. Cavanaugh was admitted to practice by the Bar Associations of both Pennsylvania and New Jersey. From March, 1992, until May, 1993, Mr. Cavanaugh was employed as a law clerk at the Law Offices of Tybout, Redfearn & Pell in Wilmington, Delaware and from 1986 until 1992, Mr. Cavanaugh was employed by the Pennsylvania Manufacturers Association Insurance Company in the legal and claims departments. Mr. Cavanaugh will be utilized by the Company on an as needed basis as it legal counsel.

(1) Effective April 1, 1996, Mr. McGonigle was appointed the Company's Chief Accounting Officer.

Executive Compensation

Summary Compensation Table

No compensation has been paid since inception to the members of the Company's Board of Directors in their capacities as such, no executive officer received annual compensation of more than $100,000 and the Chief Executive Officer received no compensation whatsoever during the fiscal year ending December 31, 1996.

None of the members of the Company's Board of Directors in their capacity of such are scheduled to receive compensation for the fiscal year ended December 31, 1997. Mr. Delamater resigned as the Company's Controller effective April 1, 1996. The Company has agreed to consulting agreements with Colpat, Inc., an affiliate owned and controlled by Mr. McGonigle, and Mr. Cavanaugh's law firm, for the provision of services to the Company. Mr. McGonigle's Company is scheduled to be paid $3,000 per month for services to the Company. Mr. Cavanaugh has been retained for $1,500 per month and will be used on an as needed basis.

Option Grants in Last Fiscal Year

The following table provides information on option grants during the fiscal year ended December 31, 1996 to the named executive officers:


                                Individual Grants
                                                                  % of Total
                                                                    Options
                                                                  Granted to             Exercise
                                     Options                     Employees in              Price              Expiration
        Name                         Granted                      Fiscal Year               ($)                  Date
        ----                         -------                      -----------               ---                  ----

                                                      NONE


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning stock ownership by all persons known to the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, by each director and officer, and by all directors and officers as a group. All shares of Common Stock are owned beneficially and of record as of March 14, 1997.

                                        Number of
Name                                   Shares Owned             Percent of Class

James R. McGonigle(1)(6)                1,965,893                    14.83%
791 South Chester Road
Swarthmore, PA 19081

Peter Cavanaugh(2)                        283,571                     2.14%
791 South Chester Road
Swarthmore, PA 19081

John H. Carbutt(3)                        812,777                     6.09%

Michie Proctor and
Joyce Proctor(4)                        2,669,174                    20.14%

The First Baptist Church of
Southwest Broward                       1,280,977                     9.74%

All officers and directors
as a group (two persons)(5)             2,249,464                    16.84%

(1) Includes 942,000 shares held by James R. McGonigle, 547,143 shares held by Wound Healing Systems, Inc., a corporation controlled by Mr. McGonigle, 376,750 shares held by Colpat, Inc. a corporation controlled by Mr. McGonigle and 100,000 Warrants also held by Colpat, Inc. with each Warrant entitling the holder to purchase one share of Common Stock at $3.00 per share at any time until June 30, 1997.

(2) Includes an option to purchase 100,000 shares at $.10 per share at any time until July 18, 1998.

(3) Includes 436,098 shares held by John H. Carbutt, 200,000 Warrants held by Mr. Carbutt with each Warrant entitling the holder to purchase one share of Common Stock at $3.00 per share at any time until June 30, 1997 and 176,679 shares held by Jagapata, Ltd., a corporation controlled by Mr. Carbutt.

(4) Includes 2,118,258 shares held by Michie Proctor, 450,916 shares held by Michie Proctor and Joyce Proctor and 100,000 Warrants held by Michie and Joyce Proctor with each Warrant entitling the holder to purchase one share of Common Stock at $3.00 per share at any time until June 30, 1997.

(5) Includes shares, Warrants to purchase shares and options to purchase shares held by the Company's officers and directors.

(6) This individual may be deemed to be "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Management is of the opinion that each transaction described below between the Company and its officers, directors and stockholders was on terms at least as fair to the Company as had the transaction been concluded with an unaffiliated party.


          The Company has entered into an exclusive marketing agreement with HSI to market Sacral Units manufactured under a patent held by HSI. Further, the Company had a one-year option to purchase HSI's Sacral Unit Patent for $50,000, which was the price paid by HSI for the patent, plus the cost of any inventory and raw materials of HSI used for the manufacture of such Sacral Units. The HSI Sacral Unit patent is currently being contested by the Seller of the patent and the option is subject to HSI prevailing in its litigation regarding the patent. See "Business - Patents." The Agreement between the Company and HSI expired on February 7, 1996. The Company and HSI are currently negotiating to extend the Agreement, but these can be no assurance that a new Agreement will be executed.

          In August, 1995, the Company purchased 10 THBO Chambers from WHS, controlled by the Company's President, for 50,000 shares of the Company's restricted Common Stock. The THBO Chambers were then rented to Wound Care Systems, Inc., controlled by the Company's then Vice President, Phillip Loori, at the rate of $300 per month per Chamber.

          In December, 1995, the Company converted $15,000 worth of expenses due to Colpat, Inc., controlled by the Company's President, for services rendered to the Company, into shares of the Company's restricted Common Stock at the rate of $.15 per share. The Company thus issued a total of 100,000 shares to Colpat. Also, in December, 1995, the Company issued 100,000 shares of restricted Common Stock to WHS, controlled by the Company's President, in lieu of cash payment of amounts due from the rental of THBO Chambers from WHS. The shares were issued at the rate of $.15 per share, paying off $15,000 of the total debt due to WHS by the Company.

          In 1995, the Company issued a total 105,000 shares of restricted Common Stock to Peter E. Cavanaugh, the Company's Vice President and Corporate Counsel, as non-cash compensation for 1995. 5,000 shares were issued in January, 1995, at the value of $.50 per share, and 100,000 shares were issued in December, 1995, at the value of $.075 per share.

          In January, 1996, Mr. Cavanaugh and the Company mutually agreed to terminate Mr. Cavanaugh's employment agreement to permit Mr. Cavanaugh to pursue his private practice of law. Mr. Cavanaugh, however, will remain a member of the Board of Directors, the General Counsel, and the Company's Corporate Secretary. Effective February 1, 1997, Mr. Cavanaugh's firm will be paid $1,500 per month for services. Mr. Cavanaugh will not be paid for services rendered as a member of the Board of Directors.

          In January, 1996, the Company agreed to a consulting agreement with Colpat, Inc., an affiliate owned and controlled by the Company's President and CEO, James R. McGonigle. Colpat will provide various services to the Company and will be paid $3,000 per month. The services agreement will continue through 1997. Mr. McGonigle will not be paid for his services as the Company's Chairman of the Board of Directors.

          In 1996, the Company's President paid off the remaining $5,000 balance of a Company Note Payable. Accordingly, the Company owed its President $5,000 which was subsequently converted into 41,667 shares of the Company's restricted Common Stock, at twelve ($.12) per share.

          In 1996, two stockholders of the Company purchased certain accounts payable and notes payable from creditors of the Company totalling $228,594. The Company issued 2,223,140 shares of its common stock to the stockholders as payment of these liabilities.



ITEM 13.  EXHIBITS

      Exhibit

        No.                                                 Title

        3.1                Certificate of Incorporation of Registrant(1)

        3.2                Bylaws of Registrant(1)

        4.1                Form of Common Stock Purchase Warrant(1)

       10.1 Agreement of Sale between Registrant and Leiti regarding Registrant's purchase of 791 South Chester Road, Swarthmore, Pennsylvania(1)

       10.2 Sales Agreement between Registrant and Wound Healing Systems, Inc. regarding 20 Topical Hyperbaric Chambers(1)

       10.3 Sales Agreement between Registrant and Wound Healing Systems, Inc. regarding 23 Topical Hyperbaric Chambers(1)

       10.4 Memorandum of Understanding between Registrant and Baker Medical, Inc.(1)

       10.5 Memorandum of Understanding between Registrant and Southeastern Medical Supply, Inc.(1)

       10.6 Joint Venture Agreement between Registrant and Wellison International, Inc.(1)

       10.7                Patent Assignment between Registrant and Stivala(1)

       10.8                Transfer Agreement between Registrant and Mazzolla(1)

       10.9                Transmittal Letter regarding Wound Healing
                           Research(1)

       10.10 Licensing and Purchase Option Agreement between Registrant and Healing System, Inc.(1)

       10.11 Memorandum of Understanding between Registrant and Robert Crousore Hess and Fernando Laguda(1)

       10.12               Sale Agreement between Registrant and Robert D.
                           Crousore (Hess)(1)

       10.13               Sale Agreement between Registrant and Fernando G.
                           Laguda(1)

       10.14 Sale and Release Agreement between Registrant and Fernando G. Laguda(1)

       10.15 Lease Agreement between Registrant and Montclair Community Hospital(1)

       10.16 Rental Agreement between Registrant and Integrated Therapy Products, Inc.(1)

       10.17 Revenue Sharing Agreement between Registrant and American Home Medical Services, Inc.(1)

       10.18               Employment Agreement between Registrant and Angelo R.
                           Bergamo, M.D.(1)

       10.19               Form of Subscription Agreement - November, 1993
                           Private Placement(1)

       10.20               Form of Loan Agreement - April, 1994 Loans(1)

       10.21               Form of Promissory Note - April, 1994 Loans(1)

       10.22 Medical Consultant Agreement between Registrant and Martin Pressman, M.D.

       10.23 Medical Consultant Agreement between Registrant and David Novicki, M.D.

       10.24 Joint Venture Agreement between Registrant and MedaStat Scientific Corp.(2)

       10.25 Research and Licensing Agreement between Registrant and the United Medical & Dental Schools of Guy's and St. Thomas Hospitals of London, England(3)

       10.26 Services Agreement between Registrant and West Jersey Health System(3)

       10.27 Loan Agreement between Registrant and National Health & Safety Corporation

       10.28               Services Agreement between Registrant and West Hudson
                           Hospital

       10.29 Settlement Agreement between Registrant and MedaStat Scientific Corporation

       10.30 Representative Agreement between Registrant and Martin Rosenblum & Associates

       10.31               Agreement between Registrant and Quality Medical
                           Instruments, Ltd.

       21.1                Subsidiaries of Registrant(1)

       23.1                Consent of Angell & Deering(1)

       23.2                Consent of Michael J. Tauger (See 5.1, above)(1)

       23.3                Consent of Angell & Deering(1)

       23.4                Consent of Angell & Deering(1)

       23.5                Consent of Angell & Deering(1)

       23.6                Consent of Angell & Deering(1)

       99.1                Deed Regarding 791 South Chester Road, Swarthmore,
                           Pennsylvania(1)

       99.2                Deed of Correction(1)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 33- 75236 declared effective on July 7, 1994.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, for the period ended March 31, 1995.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, for the period ended June 30, 1995.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on ________, 1996

                                               LONGPORT, INC.


                                               By:------------------------------
                                                       James R. McGonigle
                                                     Chief Executive Officer

         Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on the dates indicated.

Signature                 Title                                     Date
---------                 -----                                     ----

----------------------    Chairman of the Board              -------------------
James R. McGonigle        of Directors, Chief
                          Executive Officer, President
                          and Chief Accounting Officer

----------------------    Director, Corporate Secretary,     -------------------
Peter E. Cavanaugh        and General Counsel

                          LONGPORT, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                       Page
--------------------                                                       ----
  Independent Auditors' Report                                             F-2

  Consolidated Balance Sheet as of December 31, 1996                       F-3

  Consolidated Statements of Operations for the years
   ended December 31, 1996 and 1995                                        F-5

  Consolidated Statements of Changes in Stockholders'
   Equity (Deficit) for the years ended December 31,
   1996 and 1995                                                           F-6

  Consolidated Statements of Cash Flows for the years
   ended December 31, 1996 and 1995                                        F-7

  Notes To Consolidated Financial Statements                               F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Longport, Inc.

We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longport, Inc. and Subsidiary as of December 31, 1996 and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $357,429 during the year ended December 31, 1996, and, as of that date had a working capital deficiency of $70,597. As discussed in Note 1 to the financial statements, the Company's significant operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Angell & Deering
                                             ----------------------------------
                                             Angell & Deering
                                             Certified Public Accountants

Denver, Colorado
February 18, 1997

                          LONGPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS
                                     ------

Current Assets:
  Cash                                                                $   2,925
  Accounts receivable:
   Trade, net of allowance for doubtful
    accounts of $3,600                                                   33,191
   Interest                                                               1,562
  Inventories                                                             3,400
  Notes receivable                                                       26,000
                                                                      ---------
         Total Current Assets                                            67,078
                                                                      ---------
Property and Equipment, at cost:
  Medical equipment                                                     299,258
  Computer equipment                                                     49,493
  Office furniture and equipment                                         45,136
                                                                      ---------
                                                                        393,887
  Less accumulated depreciation                                        (312,833)
                                                                      ---------
         Net Property and Equipment                                      81,054
                                                                      ---------
Other Assets:
  Notes receivable                                                       17,500
  Intangible assets, net of accumulated
   amortization of $90,333                                               34,167
                                                                      ---------

         Total Other Assets                                              51,667
                                                                      ---------
     Total Assets                                                     $ 199,799
                                                                      =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    49,032
  Accrued expenses:
   Salaries                                                              12,000
   Interest                                                               2,088
  Deferred revenue                                                       10,300
  Notes payable                                                          13,000
  Current portion of long-term debt                                      51,255
                                                                    -----------

     Total Current Liabilities                                          137,675
                                                                    -----------
Long-term debt, net of current portion above                                543
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock: $.001 par value, 1,000,000
   shares authorized, none issued or
   outstanding                                                             --
  Common stock: $.001 par value, 25,000,000
   shares authorized, 12,855,135 shares
   issued and outstanding                                                12,855
  Paid in capital                                                     2,320,918
  Accumulated deficit                                                (2,272,192)
                                                                    -----------

         Total Stockholders' Equity                                      61,581
                                                                    -----------
         Total Liabilities and Stockholders'
           Equity                                                   $   199,799
                                                                    ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                     1996              1995
                                                 ------------      ------------
Net Revenues:
  Medical supply sales                           $     28,190      $    290,363
  Wound clinic revenue                                     --           124,214
  Medical equipment rentals                            45,481           120,038
  Wound clinic management fees                         98,500            24,251
                                                 ------------      ------------

     Total Revenues                                   172,171           558,866
                                                 ------------      ------------

Operating Expenses:
  Cost of medical supply sales                          5,979            96,475
  Cost of wound clinic revenue                             --           175,257
  Cost of medical equipment rentals                    51,288           121,065
  General and administrative                          337,018         1,040,513
  Research and development expense                        669            20,000
                                                 ------------      ------------

     Total Operating Expenses                         394,954         1,453,310
                                                 ------------      ------------

     Operating Income (Loss)                         (222,783)         (894,444)
                                                 ------------      ------------

Other Income (Expense):
  Interest income                                       3,900             4,652
  Other income                                             --             1,704
  Gain (loss) on disposal of assets                  (127,741)            1,796
  Interest expense                                    (58,118)          (56,218)
                                                 ------------      ------------

     Total Other Income (Expense)                    (181,959)          (48,066)
                                                 ------------      ------------

Income (Loss) Before Provision for
 Income Taxes and Extraordinary Gain                 (404,742)         (942,510)

Provision for income taxes                              1,548                --
                                                 ------------      ------------

Income (Loss) Before Extraordinary
 Gain                                                (406,290)         (942,510)

Extraordinary Gain - Extinguishment
 of Debt                                               48,861                --
                                                 ------------      ------------

Net Loss                                         $   (357,429)     $   (942,510)
                                                 ============      ============

Net Loss Per Share of Common Stock:
 Income (Loss) Before Extraordinary
  Gain                                           $       (.03)     $       (.15)
 Extraordinary Gain                                        --                --
                                                 ------------      ------------

Net Loss                                         $       (.03)     $       (.15)
                                                 ============      ============

Weighted Average Number of
 Common Shares Outstanding                         11,155,874         6,404,959
                                                 ============      ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                Preferred Stock               Common Stock              Paid in          Accumulated
                                               Shares     Amount        Shares            Amount        Capital            Deficit

Balance at December 31, 1994                     --        --          5,943,064            5,943        1,264,530         (972,253)

Conversion of notes payable and
 accrued interest to common stock
 at $.15 to $.75 per share                       --        --          1,132,090            1,132          171,082             --

Issuance of common stock for
 accrued expenses at $.15 to $.98
 per share                                       --        --            140,841              141           40,029             --

Issuance of common stock
 upon exercise of stock options
 at $.50 per share                               --        --             23,000               23           11,477             --

Issuance of common stock for cash
 at $.25 to $.50 per share                       --        --            138,000              138           43,862             --

Issuance of common stock for
 marketing rights at $.50
 per share                                       --        --            100,000              100           49,900             --

Issuance of common stock for
 purchase of Hyperbaric
 Oxygen Chambers at $.50
 per share                                       --        --             50,000               50           24,950             --

Issuance of common stock for
 services at $.08 to $.50
 per share                                       --        --            590,000              590          154,410             --

Net loss                                         --        --               --               --               --           (942,510)
                                                 --      ------      -----------      -----------      -----------      -----------

Balance at December 31, 1995                     --        --          8,116,995            8,117        1,760,240       (1,914,763)

Issuance of common stock for
 cash at $.10 to $.12 per
 share                                           --        --          2,303,333            2,303          260,697             --

Conversion of accounts payable
 to common stock at $.10 to
 $.51 per share                                  --        --          2,267,544            2,268          276,308             --

Conversion of notes payable
 and accrued interest to
 common stock at $.12 to
 $.15 per share                                  --        --            167,263              167           23,673             --

Net Loss                                         --        --               --               --               --           (357,429)
                                                 --      ------      -----------      -----------      -----------      -----------

Balance at December 31, 1996                     --      $ --         12,855,135      $    12,855      $ 2,320,918      $(2,272,192)
                                                 ==      ======      ===========      ===========      ===========      ===========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                          1996           1995
                                                          ----           ----
Cash Flows From Operating Activities:
  Net loss                                             $(357,429)     $(942,510)
  Adjustments to reconcile net loss to
   net cash (used) by operating activities:
    Depreciation and amortization                        107,421        166,792
    Issuance of common stock for services
     and technology                                         --          155,000
    Provision for bad debts                               (3,600)       431,858
    Loss on disposal of assets                           127,741           --
    Gain on sale of equipment                               --           (1,796)
    Gain on extinguishment of debt                       (48,861)          --
    Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable                                           40,990       (106,294)
    (Increase) decrease in other
     receivables                                          (1,276)         2,472
    Decrease in prepaid expenses                           4,813          4,325
    Decrease in inventories                                3,396         14,652
    Decrease in deposits                                     579         22,293
    Increase (decrease) in accounts
     payable and accrued expenses                        (73,387)       136,255
                                                       ---------      ---------

     Net Cash (Used) By Operating
      Activities                                        (199,613)      (116,953)
                                                       ---------      ---------

Cash Flows From Investing Activities:
  Capital expenditures                                   (20,000)       (33,391)
  Proceeds from sale of equipment                           --           39,398
  Increase in notes receivable                              --          (11,000)
  Payments on notes receivable                             2,500          5,000
                                                       ---------      ---------

     Net Cash Provided (Used) By
      Investing Activities                               (17,500)             7
                                                       ---------      ---------

Cash Flows From Financing Activities:
   Proceeds from borrowing                                  --           74,000
   Principal payments on notes payable                   (43,388)       (18,435)
   Issuance of common stock                              263,000         55,500
                                                       ---------      ---------

     Net Cash Provided By Financing
      Activities                                         219,612        111,065
                                                       ---------      ---------

     Net Increase (Decrease) in Cash and
      Cash Equivalents                                     2,499         (5,881)

     Cash and Cash Equivalents at
      Beginning of Year                                      426          6,307
                                                       ---------      ---------

     Cash and Cash Equivalents at
      End of Year                                      $   2,925      $     426
                                                       =========      =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

                                                           1996          1995
                                                           ----          ----
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for:
   Interest                                               $  5,770      $ 32,431
   Income taxes                                              2,920          --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Conversion of notes payable and accrued
   interest into common stock                             $ 23,840      $172,214
  Purchase of Chambers for common stock                       --          25,000
  Common stock issued for purchase of
   marketing rights                                           --          50,000
  Common stock issued for payment of
   accrued expenses                                           --          40,170
  Conversion of accounts payable into
   common stock                                            278,576          --

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies
          Organization
             Longport, Inc. (the "Company") was incorporated January 22, 1993. The Company was formed to market and distribute wound care products. In 1994, the Company opened a Wound Healing Center in Montclair, New Jersey and closed the center in 1995. In 1995, the Company began managing wound healing centers under management services contracts.

          Basis of Presentation
             The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

             The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan consists of the following:

               1. In 1995 and 1996, the Company restructured its operations to begin opening and managing wound healing centers under management services contracts. The Company intends to become a services based Company and continue to reduce its general and administrative expenses.
               2.   Sale of certain assets of the Company.
               3. Obtaining additional equity capital through the sale of common stock.
               4. Potential exercise of outstanding common stock purchase warrants and options.

             If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

          Principles of Consolidation
             The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies
         (Continued)
          Inventories
             Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method. Inventories consists entirely of finished goods.

          Property and Equipment
             Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

                             Classification                Useful Life in Years
                             --------------                --------------------
             Medical equipment                                     3-5
             Computer equipment                                      5
             Office furniture and equipment                        5-10

             Depreciation of property and equipment charged to operations is $88,921 and $156,709 for the years ended December 31, 1996 and 1995, respectively.

          Intangible Assets
             Intangible assets are being amortized using the straight-line method based on the following estimated useful lives.

           Description                                     Useful Life in Years
           -----------                                     --------------------
             Patents                                                 4
             Goodwill                                               10
             Exclusive marketing rights                              5

             The Company wrote off the purchased goodwill from the acquisition of the minority interest of LMI in 1994, as it determined the asset had been impaired.

          Revenue Recognition
             The Company recognizes revenue from product sales upon shipment to the customer. Revenue from medical services are recognized as the Company performs the services.

          Stock-Based Compensation
             During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 5 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

          Net Loss Per Share of Common Stock
             Net loss per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies
         (Continued)
          Net Loss Per Share of Common Stock (Continued) equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

          Cash Equivalents
             For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Income Taxes
             The Company has made no provision for income taxes because of financial statement and tax losses, except for franchise taxes. As of December 31, 1996, the Company had a net operating loss of approximately $2,150,000 which can be carried over fifteen years to offset future taxable income. The carryovers expire in 2011.

             The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes" in 1993. SFAS No. 109 requires the liability method of accounting for income taxes. Deferred income taxes result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes.

             At December 31, 1996 and 1995, the Company had a deferred tax asset of approximately $660,000 and $540,000, respectively, resulting from net operating loss carryforwards, which has been offset in its entirety by a valuation allowance. The net change in the valuation allowance for deferred tax assets was an increase of $120,000 related to benefits from net operating loss carryforwards.

          Estimates
             The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Current Notes Payable
             Non-interest bearing unsecured note.  The
             note is convertible  into  common  stock  at
             $.12 per share.                                             $10,000

             12%  unsecured  demand  note,   interest  is
             payable monthly.                                              3,000
                                                                         -------

              Total                                                      $13,000
                                                                         =======

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Long-Term Debt
          Individual
             Non-interest bearing note due in 1997,
             collateralized  by equipment.  The note is
             convertible into common stock at  $1.00  per
             share.                                                     $ 50,000

          Obligation Under Capital Leases
             15% installment note with monthly principal and
             interest payments of $186, due in 1998,
             collateralized by equipment.                                  1,798
                                                                        --------
             Total Long-Term Debt                                         51,798
             Less current portion of long-term debt                       51,255
                                                                        --------
             Long-Term Debt                                             $    543
                                                                        ========

             Installments due on debt principal, including the capital lease, at December 31, 1996 are as follows:

             Year Ending December 31,
             1997                                                       $ 51,255
             1998                                                            543
                                                                        --------

               Total                                                    $ 51,798
                                                                        ========

4.       Warrants and Options
          Options
             The Company has granted stock options to employees, consultants and other individuals. The outstanding agreements expire from January 1997 to July 1998. The following table contains information on all of the Company's stock options for the years ended December 31, 1995 and 1996.
                                              Number of            Option Price
                                               Shares                Per Share
                                              ---------            ------------
             Options outstanding at
              December 31, 1994                 759,000            $.50 to $1.00
               Granted                          140,000            $.10 to $1.00
               Exercised                        (23,000)               $.50
               Cancelled                       (282,000)           $.50 to $1.00
                                              ---------            -------------

             Options outstanding at
              December 31, 1995                 594,000            $.10 to $1.00
               Granted                          150,000                $.15
               Exercised                             --                 --
               Cancelled                       (350,000)           $.50 to $1.00
                                              ---------            -------------

             Options outstanding at
              December 31, 1996                 394,000            $.10 to $.50
                                              =========            ============


          Warrants
             In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Warrants and Options (Continued)
          Warrants (Continued)
             Warrants entitle the holder to purchase one share of the Company's common stock for $3.00 at anytime until June 30, 1997. All 1,185,714 warrants are outstanding as of December 31, 1996.

5.       Stock-Based Compensation Plans
             The Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during the year ended December 31, 1996. In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:


                                                                           1996                     1995
                                                                           ----                     ----
Net income (loss):
       As reported                                                    $  (357,429)               $  (942,510)
       Pro forma                                                      $  (357,429)               $  (965,863)

Net income (loss) per share of common stock:
       As reported                                                    $         (.03)            $      (.15)
       Pro forma                                                      $         (.03)            $      (.15)

             These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 1995:

                                                                           1995
                                                                           ----

             Risk-free interest rate                                       6.65%
             Expected life                                               2 years
             Expected volatility                                          255.8%
             Expected dividend yield                                          0%

             The Company did not grant any employee stock options in 1996.

             The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Stock-Based Compensation Plans (Continued)

             highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

             The following table summarized information about stock based compensation plans outstanding at December 31, 1996:

             Options Outstanding and Exercisable by Price Range as of December 31, 1996:

                          Options Outstanding                           Options Exercisable
                          -------------------                           -------------------

                                   Weighted
                                    Average          Weighted                         Weighted
Range of                           Remaining          Average                          Average
Exercise        Number            Contractual        Exercise         Number          Exercise
 Prices       Outstanding         Life-Years           Price        Exercisable         Price
 ------       -----------         ----------           -----        -----------         -----
$.10           194,000                 1.55           $   .10        194,000          $   .10
$.50            50,000                  .07           $   .50         50,000          $   .50
---- ----      -------                 ----           -------        -------          -------
$.10-$.50      244,000                 1.24           $   .18        244,000          $   .18
==== ====      =======                 ====           =======        =======          =======

6.       Preferred Stock
             The authorized preferred stock of the Company consists of 1,000,000 shares, $.001 par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

7.       Commitments and Contingencies
          Leases
             The Company leases telephone equipment under a long-term leasing arrangement. The Company's office facilities are leased under a short-term lease which expires in March 1997.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Commitments and Contingencies (Continued)
          Leases (Continued)
             The following is a schedule of future minimum lease payments at December 31, 1996 under the Company's capital lease (together with the present value of minimum lease payments) which has a remaining noncancellable lease term in excess of one year:

                Year Ending                                             Capital
                December 31,                                            Leases
                ------------                                            ------
                    1997                                                $ 2,232
                    1998                                                    930
                                                                        -------

             Total Future Minimum Lease Payments                          3,162

             Less Amount Representing Interest                           (1,364)

             Present Value of Future Capital Lease
              Obligations                                               $ 1,798
                                                                        =======

             Rental expense charged to operations was $3,125 and $47,977 for the years ended December 31, 1996 and 1995, respectively.

             Leased equipment under capital leases as of December 31, 1996 is as follows:

             Equipment                                                  $ 6,549
             Less accumulated amortization                               (1,834)
                                                                        -------
             Net Equipment Under Capital Leases                         $ 4,715
                                                                        =======

8.       Related Party Transactions
             The Company has entered into transactions with related entities, as follows:

             The Company borrowed $16,464 from Wound Healing Systems, Inc. ("WHS"), a corporation controlled by the Company's President in August 1994 under a one year promissory note at 12% interest (Note
             2) which had a balance due of $3,000 and $7,464 as of December 31, 1996 and 1995, respectively.

             In August 1995, WHS sold 10 Hyperbaric Oxygen Chambers ("Chambers") to the Company for $25,000. The payment was made through the issuance of 50,000 shares of the Company's common stock valued at $.50 per share.

             In 1995, the Company issued 100,000 shares of its common stock valued at $.15 per share, or $15,000, as partial payment of an amount owed to WHS.

             In 1995, the Company issued 100,000 shares of its common stock valued at $.15 per share, or $15,000, as payment of consulting fees to a corporation controlled by the Company's President.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Related Party Transactions (Continued)
             In 1996, the Company's President paid off the remaining $5,000 balance of a Company note payable. Accordingly, the Company owed its President $5,000 which was subsequently converted into 41,667 shares of the Company's common stock ($.12 per share).

             In 1996, two stockholders of the Company purchased certain accounts payable and notes payable from creditors of the Company totalling $228,594. The Company issued 2,223,140 shares of its common stock to the stockholders as payment of these liabilities.

9.       Loss on Disposal of Assets
             Included in the loss on disposal of assets is a $116,174 loss from the return of the Company's office building to the mortgageholder in August 1996.

10.      Extraordinary Gain
             Included in the extraordinary gain are settlements of certain accounts payable and notes payable for less than the amounts owed resulting in a gain of $48,861.

11.      Concentration of Credit Risk and Major Customers

             The Company provides credit, in the normal course of business, to hospitals, distributors, and others in the health care industry. The Company's customers are located primarily in Pennsylvania and New Jersey. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses.

             Revenues from major customers, as a percentage of total revenue, for the year ended December 31, 1996 were as follows:

                   Customer A                           12.7%
                   Customer B                           25.5%
                   Customer C                           41.5%

             In 1995, no customers accounted for 10% of total revenues.