Form 10QSB
period 1997-03-31
LONGPORT INC
filed 1997-05-15
CIK 919043

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997

[   ] Transition report pursuant to section 13 or 15(d) of the Exchange Act of 1934

For the transition period from __________________________ to _________________

                          Commission file No. 33-75236


                                 LONGPORT, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               23-2715528
     -------------------------------              ---------------------
     (State or other jurisdiction of              (IRS Employer ID No.)
     Incorporation or organization)

                  791 South Chester Rd. Swarthmore, Pa. 19081
                  -------------------------------------------
                    (Address of principal executive offices)

                                  610-328-5006
              ---------------------------------------------------
              (Registrants telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
As of March 31, 1997, 13,156,282 shares of common stock were outstanding.

================================================================================

                                   FORM 10-QSB


                                      INDEX


Part 1.   Financial Information

                   Item 1.  Financial Statements

                            Consolidated Balance Sheet
                            as of March 31, 1997                        1-2

                            Consolidated Statements of
                            Operations for the three months
                            ended March 31, 1997 and
                            1996                                        3

                            Consolidated Statements of Cash
                            Flows for the three months ended
                            March 31, 1997 and 1996                     4-5

                            Notes to Financial Statements               6

                   Item 2.  Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                   7-9


Part II.  Other Information                                             10

                   Signatures                                           11

                 LONGPORT, INC.                                MARCH 31, 1997
           CONSOLIDATED BALANCE SHEET                            (UNAUDITED)
--------------------------------------------------------------------------------
                                      ASSETS
CURRENT ASSETS:
     CASH                                                         $     500
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                                         40,899
       INTEREST AND OTHER                                             1,887
     PREPAID EXPENSES                                                  --
     INVENTORIES                                                      3,394
     NOTE RECEIVABLE                                                 21,500
                                                                  ---------
          TOTAL CURRENT ASSETS                                       68,180
                                                                  ---------

PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                              263,993
     COMPUTER EQUIPMENT                                              49,493
     OFFICE FURNITURE AND EQUIPMENT                                  45,137
     RESEARCH EQUIPMENT                                              34,465
                                                                  ---------
                                                                    393,088
     LESS: ACCUMULATED DEPRECIATION                                (325,662)
                                                                  ---------
          NET PROPERTY AND EQUIPMENT                                 67,426
                                                                  ---------

OTHER ASSETS:
     NOTES RECEIVABLE                                                17,500
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $93,667                                       29,978
                                                                  ---------
          TOTAL OTHER ASSETS                                         47,478
                                                                  ---------
          TOTAL ASSETS                                            $ 183,084
                                                                  =========




The accompanying notes are an integral part of these consolidated financial statements

         LONGPORT, INC.                                         MARCH 31, 1997
   CONSOLIDATED BALANCE SHEET                                     (UNAUDITED)
--------------------------------------------------------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                            $    47,530
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                                     12,000
       INTEREST                                                        2,088
     DEFERRED REVENUE                                                 10,300
     NOTES PAYABLE                                                    13,000
     CURRENT PORTION OF LONG TERM DEBT                                51,798
                                                                 -----------
          TOTAL CURRENT LIABILITIES                                  136,716
                                                                 -----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                   543
                                                                 -----------

COMMITMENTS AND CONTINGENCIES                                           --

STOCKHOLDER'S EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                                    --

     COMMON STOCK: $.001 PAR VALUE
       25,000,000 SHARES AUTHORIZED, 13,055,135
       SHARES ISSUED & OUTSTANDING                                    13,055

     PAID IN CAPITAL                                               2,357,157
     ACCUMULATED DEFICIT                                          (2,324,387)
                                                                 -----------
          TOTAL STOCKHOLDER'S EQUITY                                  45,825
                                                                 -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $   183,084
                                                                 ===========





The accompanying notes are an integral part of these consolidated financial statements

                                                  FOR THE THREE MONTHS ENDED
       LONGPORT, INC.                                      MARCH 31,
 CONSOLIDATED STATEMENTS OF                         1997             1996
         OPERATIONS                              (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------
NET REVENUES:
     MEDICAL SUPPLY SALES                           $3,220           $5,066
     MEDICAL EQUIPMENT RENTALS                       7,995            9,420
     MEDICAL EQUIPMENT SALES                          --                245
     MANAGEMENT FEES                                25,500           25,500
                                               ------------------------------
          TOTAL REVENUES                            36,715           40,231
                                               ------------------------------
OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                    1,408            1,133
     COST OF MEDICAL EQUIPMENT RENTALS               1,000            1,043
     GENERAL AND ADMINISTRATIVE                     87,400          137,908
                                               ------------------------------
          TOTAL OPERATING EXPENSES                  89,808          140,084
                                               ------------------------------
          OPERATING INCOME (LOSS)                  (53,093)         (99,853)
                                               ------------------------------
OTHER INCOME (EXPENSE):
     INTEREST INCOME                                  (325)           1,950
     OTHER INCOME                                      (45)           1,568
     INTEREST EXPENSE                                  318           (5,412)
                                               ------------------------------
          TOTAL OTHER INCOME (EXPENSE)                 (52)          (1,894)
                                               ------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                  (53,145)        (101,747)

PROVISION FOR INCOME TAXES                             481
                                               ------------------------------

NET LOSS                                          ($53,626)       ($101,747)
                                               ==============================
NET LOSS PER SHARE OF COMMON STOCK                  ($0.00)          ($0.01)
                                               ==============================
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                  11,971,275        9,245,084
                                               ==============================

The accompanying notes are an integral part of these consolidated financial statements

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
           LONGPORT, INC.                              1997           1996
CONSOLIDATED STATEMENTS OF CASH FLOWS               (UNAUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                   ($53,626)      ($101,747)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                    29,730          27,277
       CHANGES IN ASSETS AND LIABILITIES
       (INCREASE) IN ACCOUNTS RECEIVABLE                (7,708)         17,116
       (INCREASE) DECREASE IN OTHER RECEIVABLES          1,675            (903)
       (INCREASE) DECREASE IN PREPAID EXPENSES            --             2,300
       (INCREASE) DECREASE IN INVENTORIES                    6             (84)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                          (1,502)       (277,579)
                                                    ---------------------------
NET CASH (USED) BY OPERATING ACTIVITIES                (31,425)       (333,620)
                                                    ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                 --            15,000
     PAYMENTS ON NOTES RECEIVABLE                        5,000           2,500
                                                    ---------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                  5,000          17,500
                                                    ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM BORROWING                              --              --
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                  --            (3,298)
     ISSUANCE OF COMMON STOCK AND WARRANTS              24,000         324,853
                                                    ---------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               24,000         321,555
                                                    ---------------------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   (2,425)          5,435

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                           2,925             426
                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $500          $5,861
                                                    ===========================



The accompanying notes are an integral part of these consolidated financial statements

                                                    FOR THE THREE MONTHS ENDED
           LONGPORT, INC.                                    MARCH 31,
CONSOLIDATED STATEMENT OF CASH FLOWS                    1997           1996
                                                    (UNAUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                         $318        $2,806
          INCOME TAXES                                      237          --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR DEBT
         RETIREMENT                                        --         273,076










The accompanying notes are an integral part of these consolidated financial statements

                                 LONGPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was formed in January, 1993, primarily to market Topical Hyperbaric Oxygen products. During 1993 and 1994, the Company developed plans to open its own Wound Healing Center at the Montclair Community Hospital. Also, during 1993 the Company expanded its marketing efforts to include a full array of wound care related products, through its subsidiary, Longport Medical, Inc. ("LMI"). The Company consistently experienced receivables problems on the business generated by LMI and ceased LMI's operations in 1995 due to these problems. The Company also closed the Montclair Center in 1995 due to increasing costs. The Company's current operations focus on providing consulting services and clinically managing wound healing centers for healthcare facilities. The Company has experienced losses since formation, but during 1996, and the first three months of 1997, greatly reduced its monthly expenses and overall debt. The Company expects to expand its management services operation in 1997 by obtaining additional Service Agreements.

Results of Operations

For the three months ended March 31, 1997 versus the three months ended March 31, 1996.

         Total Revenues for the period ended March 31, 1997 were 8.74% lower than the Total Revenues for the same period of 1996, $36,715 and $40,23, respectively. The Company's sales have continued to remain low as the management continues in its efforts to reduce the Company's debts. The revenues from management fees were exactly the same between the two quarters, $25,500. The Company continues to search for new clients, and expects revenues from management fees to grow during 1997. The Company expects increases in equipment sales and rentals secondary to new clients. The Company, however, continues to be hampered by the litigation filed against it by Supra Medical. See Item 1. Litigation below.

         The Company continued to focus on decreasing its Operating Expenses, with a 35.89% decrease in Total Operating Expenses for the period ended March 31, 1997, as compared to the same period for 1996, $89,808 and $140,084, respectively. This decrease essentially took place in the General and Administrative expenses, which decreased from $137,908 for 1996 to $87,400 for the same period in 1997. The decrease can be attributed to cost cutting measures implemented throughout the Company and the current period figure includes payments made by the Company on old debts. The Company intends to continue its efforts to decrease Total Operating Expenses, focusing on general and administrative expenses.

         The Operating and Net Losses for the period ended March 31, 1997, were lower than those figures for the same period of 1996. The decrease reflects the continued efforts of management to reduce monthly expenses and streamline the operations. The Operating Loss for the period ended March 31, 1997 was $53,093 as compared to $99,853 Operating Loss for the same period of 1996. The Company sustained a Net Loss of $53,626 for the period ended March 31, 1997, as compared to a Net Loss of $101,747 for the same period of 1996. This represents a 47.29% decrease.

Strategy to Achieve Profitable Operations

         Management believes that the Company's new structure places it in a good position to begin expanding as a services oriented operation. In 1996, the Company continued to refine its Management Services Program to open wound centers and implement wound programs. The Company entered into its first Services Agreement in July, 1995, and secured a second client in January, 1996. Both of these contracts remain active through the first quarter of 1997. The Company believes that healthcare facilities, mainly hospitals, will be attempting to open more outpatient operations to make up for lost revenues due to lower inpatient populations. Management has identified the wound market as one of the healthcare industries growth segments, with the costs of treating chronic wounds being currently estimated at $5 to $7 billion annually. Management believes the Company can expand and become profitable by entering into Service Agreements with additional healthcare facilities to help them manage wound treatment costs.

         The Company anticipates increasing overall revenues in 1997, but expects that expenses for 1997 will begin to level off, as compared to present figures. There may be some increases as a result of new business. The operation of a services based company requires fewer expenditures overall and there will be fewer expenses related to the opening of additional wound centers, since they will be owned and operated by unaffiliated third parties.

         While, the Company continues to experience cash flow problems and has little working capital, the restructuring has greatly reduced the monthly expenditures and lessened the overall cash flow problem. The Company expects further relief from this problem as it enters into additional Management Services Agreements to open wound centers.

         The Company anticipates continued growth in revenues from the marketing of its wound healing services program and the management of new Wound Healing Centers over the next 12 months. Management will continue to work to reduce the levels of overall debt and monthly expenses, so that the expenses incurred on a regular basis better reflect a services-based operation that requires less capital than a product-based seller. In addition, the Company is exploring the possibilities of debt or equity financing, but can make no assurance that such financing, either debt or equity, can be effectuated.

Liquidity and Capital Resources

         The Company's problems with cash flow and low working capital has affected the Company's ability to pay off its debts. During 1996, and into 1997, the company has had to sell shares of its restricted Common Stock to private investors, convert unsecured notes to shares of the restricted Common Stock, and convert trade debt and accounts into shares of restricted Common Stock, in an attempt to reduce its debt. The Company previously borrowed funds from unaffiliated parties to sustain operations, but did not incur any such debts during 1996, or the first three month of 1997. The Company does not expect to incur any new significant debt or long term commitments in the near future.

         In January of 1997 a non-affiliated individual purchased a total of 100,000 shares, of the Company's restricted Common Stock at $.12 per share, netting the Company $12,000. In April, 1997, a current shareholder purchased 700,000 shares of the Company's restricted Common Stock at $.12 per share, netting the Company $84,000. The Company also reached an Agreement with its last remaining unsecured noteholder in April, 1997. The noteholder was currently owed $10,000 and agreed to take a payment of $5,200 and convert the remaining amount owed into 40,000 shares of the Company's restricted Common Stock at $.12 per share.

         The Company continues to service the Wound Center operations at West Jersey Health System's Camden facility and the West Hudson Hospital. The revenues from these agreements are reflected in the Company's Management Fee revenues in the financial statements.

Commitments

         The Company's only significant long term commitment, as to the use of cash, is the commitment to pay for the Scanners to be utilized at Company managed Centers. The plans for payment on the commitment to UMDS were disclosed as part of the 10-KSB for the period ended December 31, 1996.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         The Statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other statements within this document, that are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, market acceptance risks, the effect of economic conditions, the impact of competition and pricing, product development, commercialization and technology difficulties, the results of financing efforts and other risks detailed in the Company's Securities and Exchange Commission filings.

Part II

Other Information

Item 1.  Legal Proceedings

         The Company continues to fight the legal action filed against it by Supra Medical Corporation entitled Supra Medical Corporation v. James R. McGonigle, et al., Civil Action No. 96-3737. As of the current date, Supra Medical's counsel has been granted permission to withdraw as counsel for Supra Medical. The Court has given Supra Medical until May 13, 1997 to have a new counsel enter an appearance. If Supra fails to have a new counsel enter an appearance, the Court may dismiss the lawsuit. For additional details refer to the 10-KSB for the period ended December 31, 1996.

         There are no material changes in the matter Longport, Inc. v. Supra Medical Corp, from the details disclosed in the Form 10-KSB for the period ended December 31, 1996.

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


                                    Longport, Inc.


Dated: May 12, 1996                 /s/ James R. McGonigle
                                    ------------------------
                                    James R. McGonigle
                                    President
                                    (Chief Accounting Officer)

                                    /s/ Peter E. Cavanaugh
                                    ------------------------
                                    Peter E. Cavanaugh
                                    Vice President and General Counsel