Form 10QSB
period 1997-06-30
LONGPORT INC
filed 1997-08-15
CIK 919043

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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
              (Registrants telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                              --  --
As of June 30, 1997, 13,156,282 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                  FORM 10-QSB


                                      INDEX


Part 1.   Financial Information

                   Item 1.  Financial Statements

                            Consolidated Balance Sheet
                            as of June 30, 1997                         1-2

                            Consolidated Statements of
                            Operations for the three months
                            and six months ended June 30,
                            1997 and 1996                               3-4

                            Consolidated Statements of Cash
                            Flows for the six months ended
                            June 30, 1997 and 1996                      5-6

                            Notes to Financial Statements               7

                   Item 2.  Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                   8-10


Part II.  Other Information                                             11-12

                                 LONGPORT, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)


                                      ASSETS
CURRENT ASSETS:
     CASH                                            $7,649           2,925
     ACCOUNTS RECEIVABLE:
       TRADE                                         42,786          33,191
       INTEREST AND OTHER                             1,887           1,562
     PREPAID EXPENSES                                    --              --
     INVENTORIES                                      3,727           3,400
     NOTE RECEIVABLE                                 29,750          26,000
                                                   --------        --------
         TOTAL CURENT ASSETS                         85,799          67,078
                                                   --------

PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                              248,993         299,258
     RESEARCH EQUIPMENT                              50,240
     COMPUTER EQUIPMENT                              49,493          49,493
     OFFICE FURNITURE AND EQUIPMENT                  45,137          45,136
                                                   --------        --------
                                                    393,863         393,887
     LESS: ACCUMULATED DEPRECIATION                (323,448)       (312,833)
                                                   --------        --------
         NET PROPERTY AND EQUIPMENT                  70,415          81,054
                                                   --------

OTHER ASSETS:
     NOTES RECEIVABLE                                    --          17,500
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $97,025                       27,500          34,167
                                                   --------
          TOTAL OTHER ASSETS                         27,500          51,667
                                                   --------
          TOTAL ASSETS                             $183,714        $199,799
                                                   ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 LONGPORT, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                      $41,723       49,032
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                           11,897       12,000
       INTEREST                                              2,088        2,088
       OTHER                                                10,625       10,300
     NOTES PAYABLE                                              --       13,000
     CURRENT PORTION OF LONG-TERM DEBT                          --       51,255
                                                        ----------   ----------
          TOTAL CURRENT LIABILITIES                         66,333      137,675
                                                        ----------   ----------
     LONG TERM DEBT NET OF CURRENT PORTION                      --          543
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES                                   --           --

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE, 1,000,000
       SHARES AUTHORIZED, NONE ISSUED OR
       OUTSTANDING                                              --           --
     COMMON STOCK: $.001 PAR VALUE, 25,000,000
       SHARES AUTHORIZED, 14,045,135 SHARES
       ISSUED AND OUTSTANDING                               14,045       12,855
     TREASURY STOCK                                         (3,600)
     PAID IN CAPITAL                                     2,462,665    2,320,918
     ACCUMULATED DEFICIT                                (2,355,729)  (2,272,192)
                                                        ----------   ----------
        TOTAL STOCKHOLDERS' EQUITY                         117,381       61,581
                                                        ----------   ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $183,714     $199,799
                                                        ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                 LONGPORT, INC.
                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS



                                                     FOR THE THREE MONTHS ENDED
                                                              JUNE 30,
                                                       1997             1996
                                                     (UNAUDITED)    (UNAUDITED)
                                                    ---------------------------
NET REVENUES:
     MEDICAL SUPPLY SALES                               $3,874           $3,215
     MEDICAL EQUIPMENT SALES & RENTALS                   4,675           12,000
     MANAGEMENT FEES                                    26,240           30,500
                                                    ----------       ----------
         TOTAL REVENUES                                 34,789           45,715
                                                    ----------       ----------
OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                        1,275              728
     COST OF MEDICAL EQUIPMENT RENTALS                     700            1,500
     GENERAL AND ADMINISTRATIVE                         76,170           83,320
                                                    ----------       ----------
         TOTAL OPERATING EXPENSES                       78,145           85,548

          OPERATING INCOME (LOSS)                      (43,356)         (39,833)
                                                    ----------       ----------
OTHER INCOME (EXPENSE):
     INTEREST INCOME                                        --            1,950
     OTHER INCOME                                           --           20,207
     GAIN/LOSS ON DISPOSAL OF ASSETS                    (3,900)           7,703
     OTHER EXPENSE                                        (691)
     INTEREST EXPENSE                                                    (7,614)
                                                    ----------       ----------
         TOTAL OTHER INCOME (EXPENSE)                   (4,591)          22,246
                                                    ----------       ----------
INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                       (47,947)         (17,587)

PROVISION FOR INCOME TAXES                                   --          (1,029)
                                                    ----------       ----------
NET INCOME (LOSS)                                     ($47,947)        ($18,616)
                                                    ==========       ==========
NET LOSS PER SHARE OF COMMON STOCK                      ($0.00)          ($0.00)
                                                    ==========       ==========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                       12,101,274       11,127,747
                                                    ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                             FOR THE SIX MONTHS ENDED
          LONGPORT, INC.                              JUNE 30,
    CONSOLIDATED STATEMENTS OF                1997              1996
            OPERATIONS                     (UNAUDITED)       (UNAUDITED)
---------------------------------          -----------       -----------
NET REVENUES:
     MEDICAL SUPPLY SALES                    $  7,094            $ 6,122
     MEDICAL EQUIPMENT SALES & RENTALS         12,670             23,824
     MANAGEMENT FEES                           51,740             61,000
                                           ----------         ----------
         TOTAL REVENUES                        71,504             90,946
                                           ----------         ----------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES               2,683              1,861
     COST OF MEDICAL EQUIPMENT RENTALS          2,214              2,500
     GENERAL AND ADMINISTRATIVE               162,701            170,734
                                           ----------         ----------
         TOTAL OPERATING EXPENSES             167,598            175,095

            OPERATING INCOME (LOSS)           (96,094)           (84,149)
                                           ----------         ----------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                              325              3,900
     OTHER INCOME                                  --             21,775
     GAIN/LOSS ON DISPOSAL OF ASSETS           (3,900)             7,703
     INTEREST EXPENSE                            (318)           (58,045)
     OTHER EXPENSE                               (751)
                                           ----------         ----------
         TOTAL OTHER INCOME (EXPENSE)          (4,644)           (24,667)
                                           ----------         ----------
INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                             (100,738)          (108,816)

PROVISION FOR INCOME TAXES                       (482)              (870)
                                           ----------         ----------

NET INCOME (LOSS)                           ($101,220)         ($109,686)
                                           ==========         ==========


NET LOSS PER SHARE OF COMMON STOCK             ($0.01)            ($0.01)
                                           ==========         ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING              11,685,951         10,191,560
                                           ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.



                                                                                FOR THE SIX MONTHS ENDED
             LONGPORT, INC.                                                              JUNE 30,
  CONSOLIDATED STATEMENTS OF CASH FLOWS                                           1997            1996
                                                                               (UNAUDITED)     (UNAUDITED)
----------------------------------------------------------------------------   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                           ($101,220)       ($109,686)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
     TO NET CASH (USED) BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                              49,663           59,662
       GAIN/LOSS ON EQUIPMENT DISPOSAL                                             3,600           (7,703)
       ISSUANCE OF COMMON STOCK FOR SERVICES
         AND TECHNOLOGY                                                               --               --
       PROVISION FOR BAD DEBTS                                                     3,600               --
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) IN ACCOUNTS RECEIVABLE                                          (9,595)          11,153
       (INCREASE) DECREASE IN OTHER RECEIVABLES                                     (325)             297
       (INCREASE) DECREASE IN PREPAID EXPENSES                                        --            4,599
       (INCREASE) DECREASE IN INVENTORIES                                           (327)             (83)
       (INCREASE) DECREASE IN DEPOSITS                                                --               --
       INCREASE IN ACCOUNTS PAYABLE AND
         ACCRUED EXPENSES                                                         (7,447)        (315,510)
                                                                               ---------        ---------
                      NET CASH (USED) BY OPERATING ACTIVITIES                    (62,051)        (357,271)
                                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                                        (15,775)         (15,000)
     PROCEEDS FROM ASSET DISPOSAL                                                  3,600           12,546
     PAYMENTS ON NOTES RECEIVABLE                                                 13,750            2,500
                                                                               ---------        ---------
                      NET CASH (USED) BY INVESTING ACTIVITIES                      1,575               46
                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM BORROWING                                                          --               --
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                                         (55,200)         (44,129)
     ISSUANCE OF COMMON STOCK                                                    120,400          398,853
                                                                               ---------        ---------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                    65,200          354,724
                                                                               ---------        ---------

                     NET INCREASE (DECREASE) IN CASH AND
                       CASH EQUIVALENTS                                            4,724           (2,501)

                CASH AND CASH EQUIVALENTS AT
                   BEGINING OF PERIOD                                              2,925              426
                                                                               ---------        ---------
               CASH AND CASH EQUIVALENTS AT
                   END OF PERIOD                                                  $7,649          ($2,075)
                                                                               =========        =========

The accompanying notes are an integral part of these consolidated financial statements


                                                                   FOR THE SIX MONTHS ENDED
               LONGPORT, INC.                                              JUNE 30,
     CONSOLIDATED STATEMENTS OF CASH FLOWS                          1997             1996
                                                                 (UNAUDITED)      (UNAUDITED)
------------------------------------------------                 -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     CASH PAID DURING THE PERIOD FOR:
          INTEREST                                                   $318            $58,045
          INCOME TAXES                                                481                870

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR DEBT RETIREMENT                      4,800            327,076
       COMMON STOCK RETURNED TO TREASURY IN
         EXCHANGE FOR EQUIPMENT                                     3,600                 --


The accompanying notes are an integral part of these consolidated financial statements.

                                 LONGPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1996 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

For the three months ended June 30, 1997 vs. the three months ended June 30,
1996

         Total Revenues for the three months ended June 30, 1997, were $34,789, lower than the Total Revenues for same period in 1996, $45,715. The majority of this reduction came from a decrease in supplies and equipment rentals, from $12,000 for the three month period of 1996, to $4,675 for the three months ended June 30, 1997. The Company's revenues from Management fees essentially remained stable, $30,500 for the 1996 period as compared to $26,240 for the 1997 period. This minor difference is the result of start up fees paid by West Hudson Hospital in 1996. The Company's revenues from management fees has remained stagnant due to the Supra Medical federal lawsuit. See Part II. Legal Proceedings below. The Company continues to pursue new clients, but management is cautious on its ability to secure new clients until the lawsuit is resolved.

         During the three month period, ended June 30, 1996, the Company incurred total operating expenses of $85,548, with $83,320 being General and Administrative Expenses. For the same period in 1997, those figures dropped slightly, with the largest drop coming in the General and Administrative expenses, $76,170 for the period in 1997. The decrease in General and Administrative Expenses comes from the Company's continuing effort to reduce its expenditures to better reflect a services-oriented company.

         The Company had a Total Other Income for the three months ended June 30, 1996, of $22,246, compared to Total Other Expenses for the same period in 1997 of $4,591. The difference between the periods has little significance in that the items shown as income in 1996 were one time items that are not likely to recur. These figures do not make a fair comparison. The Company's Operating Loss for the three months ended June 30, 1996, was slightly lower than the Operating Loss for the same period of 1997, $39,833 for 1996 compared to $43,356 for 1997. Management believes this figure better represents the current state of the Company, as opposed to comparing the Net Loss between the periods. A larger difference in Net Loss has been created by the unexpected decrease in Medical Equipment rentals, but mainly by the significant differences in Other Income/Expenses. The Company shows a Net Loss of $47,947 for the period in 1997, compared to a Net Loss of $18,616 for the same period of 1996. Again, Management continues to strive for new business, but has been hampered in its efforts due to problems related to the Supra Medical lawsuit.

For the six months ended June 30, 1997 vs. the six months ended June 30, 1996

         The Company's Total Revenues for the six month period ended June 30, 1996, were $90,946, as compared to $71,504 for the same period in 1997. The difference results from the loss of revenues connected with Medical equipment rentals, $23,824 in 1996 compared to $12,670 for 1997, and Management Fees, again related to start-up fees paid by West Hudson Hospital. Management Fees for 1997 were $51,740 as compared to $61,000 for 1996.

         For the six month period ended June 30, 1996, the Company incurred Total Operation Expenses of $175,095, compared to $167,701 in Operating Expenses for the same period in 1997. This figure represents a minor decrease that cannot be related to any specific item. The bulk of the Company's Operating Expenses continue to come from General and Administrative Expenses, $162,701 for the six months ended June 30, 1997. Management expects General and Administrative Expenses to continue being the bulk of its Operating Expenses and does not forsee any additional significant reductions, or increases, in the near future.

         The Company decreased its Net Loss for the six month period ended June 30, 1997, when compared to the same period in 1996. The Net Loss for the period in 1996 was $109,686, compared to $101,220 for the period in 1997. While Management considers any reduction in Net Loss important, the reduction between these periods is minimal and cannot necessarily be attributed to any items of significance.

Strategy to Achieve Profitable Operations

         Management anticipates lower Total Revenues for 1997, when compared to 1996, in part due to an inability to generate new clients because of the Supra Medical lawsuit. The decrease in Equipment Rentals was unexpected and management hopes to reverse that trend by the end of 1997. The Company anticipates obtaining new clients, and continues its effort to market its services, but remains cautious about new business until after the Supra Medical litigation has been resolved. The Company continues to experience cash flow problems and has little working capital, but has been able to reduce its overall debt. It is Management's opinion that the Supra Medical lawsuit (See Part II. Legal Proceedings.) has damaged the Company's financial picture or ability to achieve profitable operations. Since the lawsuit raises issues about the Ultrasound Scanner technology, potential clients and investors have been wary about dealing with the Company. Management maintains its position that the accusations of Supra Medical are false.

         Overall, Management does anticipate growth in revenues through the end of 1997. Management will continue to work on keeping the Company's expenses and total debt down. The Company continues to explore the possibility of additional debt or equity financing, but can make no assurances that financing can be effectuated.

Liquidity and Capital Resources

         The Company's cash flow problems and low working capital continues to affect the Company on a broad basis. During 1997, the Company has had to sell shares of its Common Stock to private investors, convert unsecured notes to shares of restricted Common Stock to reduce the Company's debts. Management expects to continue these practices when deemed in the best interest of the Company and its shareholders. Through these practices, Management has been able to reduce the Company's total liabilities as of June 30, 1997 to $66,333, with no long term debt, compared to debts of $231,450, as of June 30, 1996, excluding long term debt. The Company does not expect to incur any significant short-term or long-term debts within the next twelve months.

         In January of 1997 a non-affiliated individual purchased a total of 100,000 shares, of the Company's restricted Common Stock at $.12 per share, netting the Company $12,000. In April, 1997, a current shareholder purchased 700,000 shares of the Company's restricted Common Stock at $.12 per share, netting the Company $84,000. The bulk of this money was used to pay legal fees and pay off the Company's sole secured Noteholder. The Company also reached an Agreement with its last remaining unsecured noteholder in April, 1997. The noteholder was currently owed $10,000 and agreed to take a payment of $5,200 and convert the remaining amount owed into 40,000 shares of the Company's restricted Common Stock at $.12 per share.

         The Company continues to service the Wound Center operations at West Jersey Health System's Camden facility and the West Hudson Hospital. The revenues from these agreements are reflected in the Company's Management Fee revenues in the financial statements. The Company looks to generate growth in sales of its products along with the addition of other management contracts over the next twelve months. These Wound Centers would be owned and funded by entities other than the Company, thus reducing the necessary cash outlays required to own and operate a center. Product lines will also continue to be expanded. In addition, the Company continues to explore the possibility of debt financing and public or private placements of its common stock.

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

Part II

Other Information

Item 1.  Legal Proceedings

         There are no changes in Longport, Inc. v. Supra Medical Corp. et al., civil action number 95-14754, as reported in Form 10-KSB for the period ended December 31, 1996.

         The matter Supra Medical Corp. v. James R. McGonigle, et al., civil action no. 96- 3737, is scheduled for trial on October 6, 1997. UMDS, Mary Dyson, David Morton, Hugh Lewis d/b/a Square Wave Systems, Ltd., and Supra Medical International, Inc., have secured new counsel at the demand of Longport. Management perceived a conflict arising and determined that it was in the Company's best interest to seperate the defendants. New counsel sought a 60-day continuance of the trial to conduct discovery, but this request was denied. The court extended the time for completion of pre-trial discovery, but refused to continue the trial date.

         Management maintains its position that the Plaintiff's Complaint is baseless and frivolous, and if the Company prevails, intends to review its options concerning legal action against the Plaintiff and its counsel for recovery of the monies expended in defense of this matter, plus damages the Company may incur as a result of this litigation.

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


                                             Longport, Inc.


Dated: August 14, 1997                       --------------------------------
                                             James R. McGonigle
                                             President/Chief Accounting Officer


                                             --------------------------------
                                             Peter E. Cavanaugh
                                             Vice President