Form 10QSB
period 1997-09-30
LONGPORT INC
filed 1997-11-14
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of  1934

                For the Quarterly Period Ended September 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Exchange Act of
    1934

For the transition period from ___________________ to ______________________

                          Commission file No. 33-75236


                                 LONGPORT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            23-2715528
-------------------------------                              -------------------
(State or other jurisdiction of                              IRS Employer ID No.
 Incorporation or organization)

791 South Chester Rd.           Swarthmore, Pa.          19081
--------------------------------------------------------------------------------
 (Address of principal executive offices)

                               610-328-5006
                                                                    ------------
---------------------------------------------------
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

As of September 30, 1997, 14,185,135 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                   FORM 10-QSB


                                      INDEX

Part I.  Financial Information

             Item 1.  Financial Statements

                      Consolidated Balance Sheet
                      as of September 30, 1997                            1-2

                      Consolidated Statements of
                      Operations for the three months
                      and nine months ended September 30,
                      1997 and 1996                                       3-4

                      Consolidated Statements of Cash
                      Flows for the nine months ended
                      September 30, 1997 and 1996                         5-6

                      Notes to Financial Statements                         7

             Item 2.  Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                           8-11

Part II.  Other Information and Signatures                               12-14

                                 LONGPORT, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS:
  CASH                                                           $  5,372
ACCOUNTS RECEIVABLE:
  TRADE                                                            34,436
  INTEREST AND OTHER                                                1,887
  INVENTORIES                                                       4,759
  NOTE RECEIVABLE                                                  26,000
                                                                 --------
    TOTAL CURRENT ASSETS                                           72,454

PROPERTY AND EQUIPMENT, AT COST:
  MEDICAL EQUIPMENT                                               248,993
  COMPUTER EQUIPMENT                                               49,492
  OFFICE FURNITURE AND EQUIPMENT                                   45,137
  RESEARCH EQUIPMENT                                               50,240
                                                                 --------
                                                                  393,862
  LESS ACCUMULATED DEPRECIATION                                  (331,232)
                                                                 --------
  NET PROPERTY AND EQUIPMENT                                       62,630
OTHER ASSETS:
  NOTES RECEIVABLE                                                     --

  INTANGIBLE ASSETS, NET OF ACCUMULATED
    AMORTIZATION OF $100,358                                       24,167
                                                                 --------
      TOTAL OTHER ASSETS                                           24,167
      TOTAL ASSETS                                               $159,251
                                                                 ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                                 LONGPORT, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                   $   33,351
  ACCRUED EXPENSES:
    SALARIES AND PAYROLL TAXES                                           11,995
    INTEREST                                                              2,087
    OTHER                                                                10,300
  CURRENT PORTION OF LONG-TERM DEBT                                          --
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                          57,733
LONG-TERM DEBT, NET OF CURRENT PORTION                                       --
                                                                    -----------
COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK: $.001 PAR VALUE, 1,000,000
    SHARES AUTHORIZED, NONE ISSUED OR
  OUTSTANDING                                                                --

  COMMON STOCK: $.001 PAR VALUE, 25,000,000
    SHARES AUTHORIZED, 14,185,135 SHARES
    ISSUED AND OUTSTANDING                                               14,185
    TREASURY STOCK                                                       (3,600)
    PAID IN CAPITAL                                                   2,483,525
    ACCUMULATED DEFICIT                                              (2,392,592)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY                                        101,518
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  159,251


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

         LONGPORT, INC.                                   FOR THE THREE MONTHS
   CONSOLIDATED STATEMENTS OF                           ENDED SEPTEMBER 30, 1997
           OPERATIONS                                          (UNAUDITED)

--------------------------------------------------------------------------------

NET REVENUES:
  MEDICAL SUPPLY SALES & COMMISSIONS                          $    1,805
  MEDICAL EQUIPMENT RENTALS                                          800
  MANAGEMENT FEES SCANNERS                                        27,849
                                                              ----------
             TOTAL REVENUES                                       30,454
OPERATING EXPENSES:
  COST OF MEDICAL SUPPLY SALES                                     2,380
  COST OF MEDICAL EQUIPMENT RENTALS                                2,500
  GENERAL AND ADMINISTRATIVE                                      60,049
                                                              ----------
             TOTAL OPERATING EXPENSES                             65,529
             OPERATING INCOME (LOSS)                             (35,075)
                                                              ----------
OTHER INCOME (EXPENSE):
  INTEREST INCOME                                                     --
  OTHER INCOME                                                        --
  GAIN/(LOSS) ON DISPOSAL OF ASSETS                                   --
  INTEREST EXPENSE                                                    --
  OTHER MISC. EXPENSE                                                (93)
                                                              ----------
              TOTAL OTHER INCOME (EXPENSE)                           (93)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  (35,168)
PROVISION FOR INCOME TAXES                                         1,696
                                                              ----------
NET INCOME (LOSS)                                               ($36,864)
                                                              ==========

NET LOSS PER SHARE OF COMMON STOCK                                ($0.00)
                                                              ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          11,967,532
                                                              ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

            LONGPORT, INC.                                FOR THE NINE MONTHS
     CONSOLIDATED STATEMENTS OF                         ENDED SEPTEMBER 30, 1997
              OPERATIONS                                      (UNAUDITED)

--------------------------------------------------------------------------------

NET REVENUES:
  MEDICAL SUPPLY SALES & COMMISSIONS                          $   8,899
  MEDICAL EQUIPMENT RENTALS                                      13,470
  MANAGEMENT FEES                                                79,590
  SCANNERS                                                           --
                                                             ----------
            TOTAL REVENUES                                      101,959

OPERATING EXPENSES:
  COST OF MEDICAL SUPPLY SALES                                    6,278
  COST OF MEDICAL EQUIPMENT RENTALS                               3,500
  GENERAL AND ADMINISTRATIVE                                    223,349
  RESEARCH AND DEVELOPMENT EXPENSE                                   --
                                                             ----------
      TOTAL OPERATING EXPENSES                                  233,127
      OPERATING INCOME (LOSS)                                  (131,168)
                                                             ----------

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                                   325
  OTHER INCOME                                                       --
  OTHER EXPENSE                                                    (845)
  GAIN/(LOSS) ON DISPOSAL OF ASSETS                              (3,900)
  INTEREST EXPENSE                                                 (318)
                                                             ----------

      TOTAL OTHER INCOME (EXPENSE)                               (4,738)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (135,906)
PROVISION FOR INCOME TAXES                                        2,177
                                                             ----------

NET INCOME (LOSS)                                             ($138,083)
                                                             ==========

NET LOSS PER SHARE OF COMMON STOCK                               ($0.01)
                                                             ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         12,359,734
                                                             ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

            LONGPORT, INC.                           FOR THE NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS                    SEPTEMBER 30, 1997
                                                            (UNAUDITED)

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                          ($138,083)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH (USED) BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                             65,482
      GAIN/LOSS ON ASSET DISPOSAL                                3,900
      ISSUANCE OF COMMON STOCK FOR SERVICES
        AND TECHNOLOGY                                              --
      PROVISION FOR BAD DEBTS                                    4,300
  CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) IN ACCOUNTS RECEIVABLE                             (9,595)
  (INCREASE) DECREASE IN OTHER RECEIVABLES                       2,684
  (INCREASE) IN PREPAID EXPENSES                                    --
  (INCREASE) IN INVENTORIES                                       (329)
  INCREASE IN ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                           (15,687)
                                                             ---------
        NET CASH (USED) BY OPERATING ACTIVITIES                (87,328)
                                                             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                           (15,775)
PROCEEDS FROM ASSET DISPOSAL                                     3,600
DECREASE IN NOTES RECEIVABLE                                    13,750
                                                             ---------

        NET CASH (USED) BY INVESTING ACTIVITIES                  1,575
                                                             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM BORROWING                                        2,000

  PRINCIPAL PAYMENTS ON NOTES PAYABLE                          (55,200)
  ISSUANCE OF COMMON STOCK AND WARRANTS                        141,400
                                                             ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES               88,200
                                                             ---------

           NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                    2,447

           CASH AND CASH EQUIVALENTS AT
             BEGINNING OF PERIOD                                 2,925
                                                             ---------

           CASH AND CASH EQUIVALENTS AT
             END OF PERIOD                                   $   5,372
                                                             =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

             LONGPORT, INC.                            FOR THE NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS                      SEPTEMBER 30, 1997
                                                               (UNAUDITED)

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR:
    INTEREST                                                     $  318
    INCOME TAXES                                                  2,177
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
      COMMON STOCK RETURNED TO TREASURY
        IN EXCHANGE FOR EQUIPMENT                                 3,600
      COMMON STOCK ISSUED FOR DEBT RETIREMENT                      4800


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 LONGPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1996 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

The three months ended September 30, 1997 vs. the three months ended September 30, 1996.

         The Company's operations have been streamlined and General and Administrative expenses leveled. The Company's revenues continue to be primarily from Management Fees, through the wound centers at West Jersey Health System's Camden hospital and West Hudson Hospital, and equipment sales and rentals derived from the relationships. The Company's expenses remain essentially unchanged from month to month, including salaries, consulting services and office expenses.

         Overall, the Company's revenues were down 48.17% from the same period of 1996, $30,454 for 1997, compared to $58,759 for 1996. The decrease resulted from a lower patient population than anticipated at the wound centers, that has led to a decrease in equipment rentals. The 1996 revenues also reflected income related to the Scanner technology. The Company continues to work with the wound center client's to increase patient populations. Management anticipates additional wound center clients before the end of 1997 and into 1998, that may reduce the Company's dependence on its current two clients. The Company does generate revenues from private patients, but this segment remains small and outside the Company's focus on securing additional healthcare providers as clients.

         The Company's expenses have leveled during 1997. The overall expenses are lower when compared to the same period of 1996, $65,529 for 1997, compared to $67,596 for 1996. This 3% drop resulted from reduced General and Administrative expenses, but was offset somewhat by increases in the cost of products for sale and rent. The Net income figures, however, do not make a fair comparison due to the one-time write-off taken by the Company in the third quarter of 1996 (related to two transactions caused by the Supra Medical federal lawsuit). The Company has not incurred any similar expenses in 1997. Thus, the figures for other income/expenses and net loss are not compared.

The nine months ended September 30, 1997 vs. the nine months ended September 30, 1996

         The Company's revenues for 1997 are lower than the figures for the period ending September 30, 1996, $101,959 and $149,705 respectively. The Company's revenue generating sources have not changed. Management fees are lower due to the one-time start-up fees paid by West Hudson Hospital in 1996. Also, as described above, lower than expected patient populations in the wound centers has resulted in lower revenues from equipment rentals. The Company continues to focus efforts on securing new business in the form of additional wound center management agreements with larger healthcare providers. The private patient business remains a small segment of the Company's business and those revenues are not expected to play a significant part in the Company's growth. The Company recently had the federal lawsuit, filed against it by Supra Medical, withdrawn by Supra. The Company also reached an agreement with UMDS whereby the Company secured full international rights to the Soft Tissue Ultrasound Scanner technology. The combined effect of the removal of negative litigation and the securing of the Scanner technology were significant milestones for the Company. See Part II Litigation.

         For the nine month period ended September 30, 1997, the Company incurred Total Operation Expenses of $233,127 compared to $239,389 in Operating Expenses for the same period in 1996, a decrease of 2.61%. Management's efforts to make the Company's operations more cost effective reduced overhead and administration expenses during 1996 and have been able to maintain that level through 1997. General and Administrative expenses have been reduced by between the two periods, from $232,575 for the nine month period in 1996 to $223,349 for the nine month period in 1997.

         The Company's lower expenses leaves it in a much better position from which to begin an expansion. However, the Company's Net Loss figures again do not provide a fair comparison due to the significant write-offs taken by the Company in 1996. Due to the size of Longport, the write-offs resulted in a loss figure that did not accurately reflect the Company's operations.

Strategy to Achieve Profitable Operations

         Management expects the revenues for 1997 to roughly equal the revenues of 1996. This has been mainly due to the lawsuit filed against the Company by Supra Medical. However, that lawsuit has been dropped by Supra Medical without the Company having to pay anything to Supra Medical. Importantly, as part of the settlement of the Federal lawsuit, the United Medical and Dental Schools of Guy's and St. Thomas' Hospitals ("UMDS") assigned to the Company all patent rights held by UMDS in the Soft Tissue Ultrasound Scanner ("Scanner") technology, including a worldwide license for the fractal analysis software utilized in the Scanner. See Part II. Legal Proceedings. The Delaware County lawsuit between the Company and Supra Medical has also been settled without the Company paying anything to Supra. Thus, the Company has no outstanding litigation.

         The Company anticipates obtaining future consulting service clients, which should lead to additional revenues from the rental and sales of equipment to those clients. The Company continues to negotiate with other healthcare providers to provide consulting services. The removal of all litigation and the securing of all rights to the Scanner technology, should make it easier for the Company to secure additional clients. Also, Management is negotiating for business relationships for the development and manufacture of the Scanner technology, including FDA clearance to commercially market the Scanner.

         Cash flow problems continue to exist, but have stabilized. While the Company continues to operate without significant working capital, there is little debt and operating expenses are under control. Management intends to negotiate future relationships that will improve the Company's cash flow, increase working capital, and incur minimal expenses. See Liquidity and Capital Resources and Part II. Legal Proceedings.

         Overall, the Company anticipates growth in revenues in 1998. Management looks to create new relationships that will increase revenues, while controlling the Company's expenses and debt. The Company continues to explore the possibility of additional debt or equity financing to provide additional capital, for the development of the Scanner technology and the expansion of the business, but can make no assurances that financing can be obtained.

Liquidity and Capital Resources

         As of September 30, 1997, the Company has reduced debt and has no more long term debt or outstanding secured or unsecured Notes. The Company has sold additional shares of its Common Stock to private investors, who were already shareholders. Management anticipates that it will have to sell additional shares of restricted Common Stock to fund any expansions of the business and the development of the Scanner technology. Management has been able to reduce the Company's current liabilities from $118,823 as of September 30, 1996, to $57,733 as of September 30, 1997. The Company has eliminated all long term debt. Management does not expect to incur any significant short-term or long-term debts within the next twelve months.

         The Company did raise capital through the private sale of stock to current shareholders through October 31, 1997. In September and October, the Company sold a total of 310,000 shares of the Company's restricted Common Stock. The shares were sold at the price of fifteen ($.15) cents per share, netting the Company $46,500.

         The Company anticipates growth from management fees, and sales and rentals of equipment during 1998. Any new Wound Healing Centers contracts will essentially mirror the relationships the Company now has with West Jersey Health System and West Hudson Hospital. The Company intends to continue its practice of acting as a management consultant to the healthcare provider, for a set monthly fee. In addition, the Company continues to explore the possibility of debt financing and public or private placements of its common stock, but cannot provide any assurances that any such financing can be secured.

         The Company learned that Medicare Region D is challenging payments made to the Company's closed subsidiary, Longport Medical, Inc. during 1995 and 1996. All amounts paid are being challenged and Management does not yet know how much, if any, will need to be repaid to Medicare.

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

Part II

Other Information

Item 1.  Legal Proceedings

         The Company agreed to a universal settlement with Supra Medical Corp. as to all outstanding litigation. The Federal District Court action, entitled Supra Medical Corp. v. James R. McGonigle, et al., civil action no. 96-3737, was dropped by Supra Medical Corp. against all parties. The Company paid nothing in the settlement of this matter. As part of this agreement, the matter Longport, Inc. v. Supra Medical Corp. et al., civil action number 95-14754, was also discontinued by the Company and Supra Medical. See copy of the Settlement Agreement attached hereto as Exhibit ____.

         Additionally, the Company reached an agreement with UMDS Hugh Lewis d/b/a Square Wave Systems ("Lewis"), regarding the Scanner technology. UMDS and Lewis have granted Longport all rights in the Scanner technology, including an unrestricted license to the image analysis software utilized by the Scanner. UMDS agreed to return the 100,000 shares of Longport, Inc. Common Stock the Company originally issued to UMDS as payment under the Research Agreement between the Company and UMDS. The Research Agreement has been voided.

         The Company agreed to pay UMDS and Lewis a royalty, of one (1%) percent each, on the Company's Gross Revenues from Scanner related business. The royalty payments will last for five (5) years, beginning on the date the Company secures FDA clearance to market the Scanner.

         Management is reviewing the Company's options concerning legal action against Supra Medical, its Board of Directors, and its attorneys, due to the damages caused by the Federal Court action. Due to legal expenses, the Company did not have enough capital to pay certain creditors and turned over assets to creditors, including its office building in Swarthmore and medical equipment, as payment on debt.

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


                                        Longport, Inc.


Dated: November 11, 1997                ---------------------------------------
                                        James R. McGonigle
                                        President/Chief Accounting Officer



                                        ---------------------------------------
                                        Peter E. Cavanaugh
                                        Vice President