Form 10KSB
period 1997-12-31
LONGPORT INC
filed 1998-04-03
CIK 919043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from_______ to________

Commission File Number 33-75236

                                 LONGPORT, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                            23-2715528
-------------------------------                      --------------------------
(State or other jurisdiction of                     (I.R.S. Employer Id. Number)
incorporation or organization)

791 South Chester Road
Swarthmore, Pennsylvania                                        19081
---------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (610) 328-5006

Securities registered pursuant to Section 12(b) of the Act:

    Title of each Class                Name of each exchange on which registered
    -------------------                -----------------------------------------
            None                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                           Yes  X   No
                                                                   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                           Yes  X   No
                                                                   -----   -----

State issuer's revenues for its most recent fiscal year: $171,786.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $11,272,446 based upon a price of $1.625 per share on March 27, 1998.

                        (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
                                            Yes      No      Not Applicable  X
                                               -----   -----               -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest applicable date: As of February 28, 1998, there was 15,111,282 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:
The Company's ProxyStatement to be filed

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              -----   -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

The Company, organized as a Delaware corporation in January, 1993, and operated a wholly owned subsidiary, Longport Medical, Inc. ("LMI"), until September, 1995. The Company originally marketed medical products for the treatment of wounds ("wound care") such as wound dressings, pressure relief mattresses, intermittent compression pumps, hyperbaric oxygen chambers ("HBOs"), and a variety of other medical supplies. The Company also operated an outpatient wound healing center ("Wound Healing Center") at the Montclair Community Hospital, Montclair, New Jersey ("Montclair Center") for the treatment of recalcitrant wounds. The Company closed the facility in July, 1995. During 1995, the Company altered its operations by developing a consulting services program for healthcare facilities to open and operate outpatient wound healing centers and implement inpatient and home-patient wound healing programs. As part of this reorganization, the Company ceased its LMI and Montclair Center operations.

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

The Company closed the Montclair Center in July, 1995, but Management's review of the Montclair Center's operations indicated that an outpatient wound center ("Center") could be viable as a profit center if the center had the financial and physician support of a hospital that integrates the center into its overall business. A larger healthcare facility, such as a hospital, has the ability to spread costs over its operations structure, while having purchasing power and a better financial base. Management believes hospitals will look to open outpatient facilities to offset lower revenues from decreasing inpatient populations and that outpatient wound centers could become a growth segment of the healthcare industry. Based upon the information obtained from operating the Montclair Center, Management developed the wound center management service program ("Management Services") the Company presently markets to healthcare facilities and physicians.

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

The Company executed its first Services Agreement with the West Jersey Health System ("West Jersey") in July, 1995. See Exhibit 10.26. The Company executed its second Services Agreement with West Hudson Hospital ("West Hudson") in January, 1996. The West Hudson Agreement has an initial term of two years, with yearly renewals thereafter. Under the Services Agreement, the Company received a $10,000 start-up fee and will receive $5,000 per month for the length of the initial term. The Company agreed to provide West Hudson with two THBO Chambers as part of the Agreement, with additional Chambers available for West Hudson to rent at $800 per month. West Hudson provided the funds necessary for the use of a Soft Tissue Ultrasound Scanner at the Center, and have taken delivery. See
Exhibit 10.28 and "Medical Equipment Business - Soft Tissue Ultrasound Scanner".

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

Medical Equipment Business

In 1997 the company relied less on medical supply sales and rental revenues, in comparison to the revenues from 1996. The Company has no contractual agreements with any suppliers for any products, and is working with outside engineering firms to conduct research and development of a its Soft Tissue Ultrasound Scanner developed by UMDS. See "Medical Equipment Business - Ultrasound Soft Tissue Scanner". The Company continues to market the Sacral Units on a non-exclusive basis. See "Topical Hyperbaric Oxygen Units" below.

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

Currently, the Company owns less than 50 Chambers, renting approximately 30% of its Chambers to non-affiliated third parties, and offers the Sacral Units for sale. Rental rates for the Chambers average $60 per day for individual patients and $500 per month for dealers while sales prices for the Sacral Units average $45 each to dealers and $75 each to end users. Neither the Chambers nor the Sacral Units are Medicare reimbursable, which means that Medicare will not reimburse the patient or the provider for use of either HBO product, thereby reducing the marketability of the products. The revenues generated by the HBO products are predominately from the rental of Chambers with monthly rental charges to independent dealers who, in turn, market the HBO Chambers. The Company also receives revenues from hospitals and nursing facilities that rent or buy the HBO products directly from the Company. The dealers, hospital and nursing facilities are charged regardless of their ability to obtain payment or reimbursement from Medicare or the patient. Further, numerous private health insurance companies reimburse patients for HBO costs.

The Company markets Sacral Units on a non-exclusive basis by purchasing the units from Healing Systems, Inc. ("HSI"). The Company expects to be able to obtain the Sacral Units from HSI on an as needed basis, although there can be no assurance that the Company will be able to continue to purchase such products through HSI.

HSI purchased the patent for the Sacral Units from Supra ("Sacral Patent"), but the agreement is currently the subject of litigation between HSI and Supra. If HSI is unsuccessful in its litigation with Supra, the Company may be unable to market the HSI Sacral Units. In November, 1993 the Company purchased a patent covering an earlier developed Sacral Unit which has FDA marketing permission. See "Patents." The Patent expired in 1997. The Company does not intend to develop a new Sacral Unit. The Company's relationship with HSI is strictly as a customer of HSI for the purchase of Sacral Units. The Company places orders for the purchase of Sacral units as needed. The Company had secured, at no expense to the Company, an option to purchase the Sacral patent and any raw materials from HSI, at the same price HSI paid for the patent and materials, as part of the now expired Exclusive Marketing Agreement. The purchase option, which has expired, only took effect if HSI succeeded in the patent litigation between it and Supra, and exercising of the option was at the discretion of the Company. See "Item 12 - Certain Relationships and Related Transactions" and "Business - Patents".

Soft Tissue Ultrasound Scanner

As part of the settlement of the Supra Medical federal lawsuit (See "Item 3 - Legal proceedings"), the Company has been assigned the patent and intellectual property rights to the ultrasound scanner technology by the United Medical and Dental Schools of Guy's and St. Thomas Hospitals ("UMDS") located in London, England. The Company has already started the final stages of development for the Scanner, and to develop an information database that makes the Scanner a commercially viable product. Additionally, since the Scanners will be utilized at Company managed Centers, the Company does not expect to incur significant research and development costs during the final research phase.

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

With respect to the Company's HBO products, the Company markets the Sacral Units through a non-exclusive agreement with HSI, whose purchase of its patent for Sacral Units is being disputed by Supra, the Seller of the patent. Accordingly, Supra at some point may be a direct competitor in the marketing of the HSI Sacral Unit. The Company remains in minor competition with Wound Healing Systems, Inc. ("WHS"), an affiliate, and Wound Care Systems, Inc. ("WCS") in the sale and rental of Chambers in the regions where the Company currently conducts business. WHS remains under agreement with the Company not to increase its Chamber inventory above its original level, permitting WHS to replace broken chambers.

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

The Company has also entered into agreements with non-affiliates in Pennsylvania (National Health & Services Corporation and GWR Medical, L.L.P.) and Mississippi (Professional Home Care Services), for the promotion of all aspects of Longport's business, including HBO sales and rentals and the establishment of additional wound centers. These agreements, and future agreements similar to these, require the licensee to pay the Company a flat monthly fee for the right to market Longport's products and services, and generally includes a split of the gross revenues from the applicable business generated by the licensee.

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

The Federal Food, Drug and Cosmetic Act requires the Company to file a pre-marketing notice of intent to market with the FDA on all medical devices. The notice seeks the FDA's permission to market the product. Devices manufactured and marketed before 1976, and any devices substantially equivalent to such device, may fall within the regulations' "grandfather" clause. This clause exempts the manufacturer from having to submit the device for FDA permission and allows the device to be taken directly to the market. Devices developed after 1976, or devices that differ substantially from a legally marketed predicate device, must receive the FDA's permission before marketing to the public may begin. These devices are also subject to reviews by the FDA after the pre-market review process, with devices that are potentially life-threatening being subject to more stringent standards. The HBO's marketed by the Company were first developed and patented prior to 1976. The current version of the HBO's remain substantially equivalent to the pre-1976 devices and, to the best of the Company's knowledge, may continue to be marketed under current FDA regulations.

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

The FDA has established manufacturing (and sterilization) standards for medical device manufacturers, known as "Good Manufacturing Practices". These standards require any manufacturing facility to be registered annually and submit to regular inspections. Therefore, if the Company begins manufacturing any devices, the manufacturing facility would have to comply with these regulations. The Company does not intend to directly manufacture any medical devices. Rather, the Company intends to outsource any manufacturing operations that may develop in the future.


Patents

The Company acquired a patent ("Stivala Patent") covering a Sacral Unit from an unaffiliated individual for a purchase price of $10,000, 20,000 shares of the Company's Common Stock and a royalty of $1.00 for each Sacral Unit sold, if any. The patent expired in 1997. The Sacral Unit may be manufactured and sold by anyone. Moreover, other patents have been granted for Sacral Units, and new patents may be granted in the future. The Company has not manufactured any Sacral Units under the patent and can give no assurance that it will do so.

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

See also "Medical Equipment Business - Ultrasound Scanner" regarding the company's assignment of the Scanner patent and intellectual property rights from UMDS.

Employees

The Company has an agreement with Colpat, Inc., an affiliate owned and controlled by the its President and CEO, James R. McGonigle, for services rendered to the Company. Mr. McGonigle devotes 100% of his time on Company business. The Company also has agreements with Bonita Weyrauch, R.N. to provide clinical services and Patricia McGonigle of Wound Healing Services to provide office administration services.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases approximately 1,000 square foot office building at 791 South Chester Road, Swarthmore, Pennsylvania. The Company pays the Lessor $550 per month. See "Item 6. - Liquidity and Capital Resources" below.

ITEM 3.  LEGAL PROCEEDINGS.

By agreement, the Supra Medical Corp litigation entitled "Longport, Inc. vs. Supra Medical Corp. et al" civil action no. 95-14754 in the Court of Common Pleas of Delaware County, Pennsylvania) has been settled and dismissed. The Company paid nothing to Supra under the settlement agreement, but agreed to withdraw its counterclaim.

Also, by agreement, and Court Order, dated September 16, 1997, the federal lawsuit instituted by Supra, entitled Supra Medical Corp. v. James R. McGonigle, et al., civil action no. 96-3737, has been settled and dismissed by the Court with prejudice to the defendants. Under this agreement, the Company paid no money to Supra Medical, and has been assigned the patent and intellectual property rights held by UMDS. See "Medical Equipment Business - Ultrasound Scanner" above.

As a result of these settlements, the Company no longer has any active litigation in which it is a named defendant. However, the Company has joined with James R. McGonigle in filing a lawsuit against the law firms Supra Medical hired to prosecute the federal court litigation. The suit, entitled Longport, Inc., in its own right and on behalf of its shareholders, and James R. McGonigle
v. Rosner, Bresler, Goodman & Buckholz, et al., has been filed in the Philadelphia Court of Common Pleas. The lawsuit alleges wrongful use of civil proceedings and civil conspiracy against the defendants, and seeks compensatory and punitive damages. As of the writing of this document, the complaint has been filed with the courts and served on the named defendants.

In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit Overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company has appealed the Hearing Officer's decision. The Appeal will be heard by an Administrative Law Judge. The Company has not been notified of a hearing date. The Company is unable to predict the outcome of the Appeal. However, Management believes that there were no Medicare Benefit Overpayments in 1994 and 1995 and will vigorously defend its position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded on the Bulletin Board of the National Quotation System under the symbol "LPTI" since September 7, 1994.

The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by the National Quotation Bureau, but does not include retail markup, markdown or commissions.

                                                      Price
                                           --------------------------
By Quarter Ended:                          High                  Low
                                           ----                  ----
Fiscal 1996
March 31, 1996                             $ .25                $ .06
June 30, 1996                              No Change
September 30, 1996                         No Change
December 31, 1996                          $ .31                $ .06

Fiscal 1997
March 31, 1997                             $ .31                $ .06
June 30, 1997                              $ .31                $. 06
September 30, 1997                         $ .50                $ .06
December 31, 1997                          $2.00                $ .31

Outstanding Shares and Shareholders of Record

As of February 28, 1998 there were 15,111,282 shares outstanding held by approximately 300 record and beneficial stockholders.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

The year ended December 31, 1997, vs. year ended December 31, 1996

Total Revenues for 1997 essentially equaled those of 1996, $171,786 and $172,171 respectively. While revenues from medical supplies and equipment sales and rentals decreased, revenues generated from Wound Center management fees increased by 38.07%, $136,000 for 1997 and $98,500 for 1996. This change reflects the shift in the Company's business away from a reliance on sales and rentals to its management services segment. The Company expects this difference to remain and increase in the future as it anticipates revenues from future management agreements to outpace revenues from equipment sales and rentals

The Company's Total Expenses have again been reduced between 1997 and 1996, $365,357 and $394,954 respectively. While the overall reduction is not significant, representing only a 7.49% decrease, the shift in where the expenses were incurred are important and reflect the changes the Company has undergone as a result of the assignment of the Scanner rights. The Company's costs related to its supplies and equipment sales and rentals have been reduced by 67.55%, $18,581 for 1997 vs. $57,267 for 1996. General and Administrative expenses essentially remained the same, but expenses related to Research and Development increased from $669 for 1996 to $24,000 for 1997. This change better reflects the Company's commitment to the development of the Scanner technology and how it may impact the management services portion of the Company's business. The Company expects Research and Development expenses related to the Scanner to increase over time, but these expenses are necessary to the securing of FDA clearance to market the Scanner.

The Company continues to experience a Net Loss, but it has reduced that Loss from $357,429 for 1996 to $214,681 for 1997, a 39.94% decrease. However, part of the 1996 loss consisted of a one-time loss on asset disposals totaling $127,741. If this loss is not considered, the Company's Net Loss between 1997 and 1996 remains essentially the same.

The Company has again improved its balance sheet, with the most significant difference being in the Company's Total liabilities. The again Company reduced its Total Liabilities, from $138,218 as of December 31, 1996, to $12,847 as of December 31, 1997, a 90.70% decrease. The Company no longer has any Long Term debt.

The year ended December 31, 1996, vs. year ended December 31, 1995

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

Perhaps the Company's most significant reduction has been in Accounts Payable, where the Company has reduced the figure from $431,598 as of December 31, 1995, to $49,032 as of December 31, 1996. A 88.64% reduction. More importantly, the 1996 figure contains only current accounts, no old accounts. Management has succeeded in eliminating all of the Company's, including LMI's, old trade debts and now has the Company dealing with current accounts only. As part of Management's efforts to keep expenses down, it expects that the accounts payable and debt will also remain under control. Overall, the Company's liabilities have been reduced by 83.09%, between December 31, 1995 and December 31, 1996, $817,571 and $138,218 respectively. The reduction in Long Term Debt occurred when the Company was forced to return the title to its office building to the original seller and mortgage holder. Management was forced into this decision as a result of the Supra Medical lawsuit filed in the Federal Eastern District Court of Pennsylvania. See "Item 3. Legal Proceedings" and "Management's Analysis and Discussion - Liquidity and Capital Resources". Management intends to continue its efforts to completely eliminate all debts of the Company through 1997.

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

Strategy to Achieve Profitable Operations

During 1997, the Company began new growth under its services-oriented plan. Management believes that the Company's restructuring places it in a better position to continue an expansion as a services oriented operation. In 1997, Management focused its efforts on refining the Management Services Program for opening wound centers and implementing wound programs, while also concentrating efforts on reducing the Company's overall debts. The Company believes that healthcare facilities, mainly hospitals, will be attempting to open more outpatient operations, to make up for lost revenues due to lower inpatient populations. Management has identified the wound market as one of the healthcare industries growth segments and believes the Company can expand and become profitable by entering into Service Agreements with additional healthcare facilities.

The Company anticipates an increase in revenues in 1998, mainly through additional Management Agreements and Marketing/License Agreements. The operation of a services based company requires fewer expenditures, including those related to the opening of additional wound centers since they will be owned and operated by unaffiliated third parties. In 1997, the Company entered into license agreements for the marketing of its products and services. Management expects to enter into similar agreements with other entities. Under these agreements, the marketing company pays Longport a monthly license fee and a portion of the revenues generated by the licensee. The Company intends enter into similar agreements, ensuring that marketing expenses are incurred upon the generation of revenues.

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


Liquidity and Capital Resources

Through December 31, 1997, the Company continued to sell shares of its Common Stock to private investors. Management expects to continue this practice, when deemed in the best interest of the Company and its shareholders. The Company does not expect to incur any significant short-term or long-term debts within the next twelve months.

In 1997, sold a total of 1,811,147 shares of its restricted Common Stock to current and new shareholders. The shares were sold between $.12 and $.25 per share, netting the Company a total of $270,326.

In January, 1997, the Company sold 301,147 shares of restricted Common Stock to a current shareholder and a non-affiliate. In April a current shareholder purchased an addition 700,000 shares. In May the Company sold 100,000 shares to current shareholders. In October, 1997, the Company sold 310,000 shares to a current shareholder. In November, the Company sold 400,000 shares to current and new shareholders.

The Company also issued 100,000 shares to its employee, Bonita K. Weyrauch, as payment on debts due from the Company. The Company and employee agreed that the debt totaled $12,000, with the shares being issued at the rate of twelve ($.12) cents per share. The Company also issued 40,000 shares as conversion of the last unsecured Note Payable and 50,000 shares to a current shareholder who exercised an option. The option permitted the shareholder to purchase shares of the Company's restricted Common Stock at $.15 per share.

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

Commitments

The Company's only long term commitment, as to the use of cash, is the Retained agreement it signed with the law firm of Bochetto and Lentz, the law firm representing the Company in its lawsuit against the Supra Medical law firms. For 1997, the Company paid a total of $15,000 as their retainer.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Statements made under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other statements within this document, that are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, market acceptance risks, the effect of economic conditions, the impact of competition, product development, commercialization and technology difficulties, the results of financing efforts, legal circumstances, and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 7.  FINANCIAL STATEMENTS

See page F-1.

                          LONGPORT, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements                                                        Page
--------------------                                                        ----
  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheet as of December 31, 1997                         F-3

  Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996                                                F-5

  Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1997 and 1996                                    F-6

  Consolidated Statements of Cash Flows for the years ended
   December 31, 1997 and 1996                                                F-7

  Notes To Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Longport, Inc.


We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longport, Inc. and Subsidiary as of December 31, 1997 and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $214,681 during the year ended December 31, 1997. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 Angell & Deering
                                                 Certified Public Accountants

Denver, Colorado
February 24, 1998

                          LONGPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $  36,397
  Accounts receivable:
   Trade, net of allowance for doubtful accounts of $3,600                4,276
   Other                                                                  1,200
   Interest                                                               1,887
  Inventories                                                             2,200
  Prepaid expenses                                                       19,500
  Current portion of note receivable                                     16,250
                                                                      ---------

         Total Current Assets                                            81,710
                                                                      ---------

Property and Equipment, at cost:
  Medical equipment                                                     290,658
  Computer equipment                                                      6,615
  Office furniture and equipment                                          7,901
                                                                      ---------
                                                                        305,174
  Less accumulated depreciation                                        (262,367)
                                                                      ---------

         Net Property and Equipment                                      42,807
                                                                      ---------

Other Assets:
  Note receivable, net of current portion above                           2,500
  Intangible assets, net of accumulated amortization of $83,333          24,167
                                                                      ---------

         Total Other Assets                                              26,667
                                                                      ---------

         Total Assets                                                 $ 151,184
                                                                      =========






                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $     5,526
  Accrued income taxes                                                    3,173
  Deferred revenue                                                        3,500
  Current portion of long-term debt                                         648
                                                                    -----------

         Total Current Liabilities                                       12,847
                                                                    -----------

Long-term debt, net of current portion above                               --
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   14,856,282 shares issued and outstanding                              14,856
  Paid in capital                                                     2,615,354
  Accumulated deficit                                                (2,486,873)
                                                                    -----------
                                                                        143,337
  Less treasury stock, at cost (30,000 common shares)                    (5,000)
                                                                    -----------

         Total Stockholders' Equity                                     138,337
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $   151,184
                                                                    ===========







                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          LONGPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                       1997            1996
                                                       ----            ----
Net Revenues:
  Medical supply sales                             $     18,786    $     28,190
  Medical equipment rentals                              17,000          45,481
  Wound clinic management fees                          136,000          98,500
                                                   ------------    ------------

     Total Revenues                                     171,786         172,171
                                                   ------------    ------------

Operating Expenses:
  Cost of medical supply sales                           13,133           5,979
  Cost of medical equipment rentals                       5,448          51,288
  General and administrative                            322,776         337,018
  Research and development expense                       24,000             669
                                                   ------------    ------------

     Total Operating Expenses                           365,357         394,954
                                                   ------------    ------------

     Operating Income (Loss)                           (193,571)       (222,783)
                                                   ------------    ------------

Other Income (Expense):
  Interest income                                           325           3,900
  Other income                                            4,488            --
  Loss on disposal of assets                            (21,407)       (127,741)
  Interest expense                                       (5,412)        (58,118)
                                                   ------------    ------------

     Total Other Income (Expense)                       (22,006)       (181,959)
                                                   ------------    ------------

Income (Loss) Before Provision for
 Income Taxes and Extraordinary Gain                   (215,577)       (404,742)

Provision for income taxes                                3,759           1,548
                                                   ------------    ------------

Income (Loss) Before Extraordinary Gain                (219,336)       (406,290)

Extraordinary Gain - Extinguishment of Debt               4,655          48,861
                                                   ------------    ------------

Net Loss                                           $   (214,681)   $   (357,429)
                                                   ============    ============
Net Loss Per Share of Common Stock:
 Basic:
  Loss before extraordinary gain                   $       (.02)   $       (.03)
  Extraordinary gain                                       --              --
                                                   ------------    ------------

 Net Loss                                          $       (.02)   $       (.03)
                                                   ============    ============
Diluted:
  Loss before extraordinary gain                   $       (.02)   $       (.03)
  Extraordinary gain                                       --              --
                                                   ------------    ------------

  Net Loss                                         $       (.02)   $       (.03)
                                                   ============    ============
Weighted Average Number of
 Common Shares Outstanding:
  Basic:                                             13,874,970      11,155,874
  Diluted                                            13,874,970      11,155,874


                     The accompanying notes are an integral
                part of these consolidated financial statements.




                                                 LONGPORT, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  Common Stock                                                Treasury Stock
                                                  ------------              Paid in      Accumulated          --------------
                                              Shares         Amount         Capital        Deficit        Shares          Amount
                                              ------         ------         -------        -------        ------          ------

Balance at December 31, 1995                 8,116,995    $     8,117    $ 1,760,240    $(1,914,763)           --       $      --

Issuance of common stock for
 cash at $.10 to $.12 per
 share                                       2,303,333          2,303        260,697           --              --              --

Conversion of accounts payable
 to common stock at $.10 to
 $.51 per share                              2,267,544          2,268        276,308           --              --              --

Conversion of notes payable
 and accrued interest to
 common stock at $.12 to
 $.15 per share                                167,263            167         23,673           --              --              --

Net Loss                                          --             --             --         (357,429)           --              --
                                           -----------    -----------    -----------    -----------     -----------     -----------

Balance at December 31, 1996                12,855,135         12,855      2,320,918     (2,272,192)           --              --

Issuance of common stock for
 cash at $.12 to $.25 per
 share                                       1,811,147          1,811        270,326           --              --              --

Conversion of accrued expenses
 to common stock at $.12 per
 share                                         100,000            100         11,900           --              --              --

Conversion of note payable
 to common stock at $.12 per
 share                                          40,000             40          4,760           --              --              --

Issuance of common stock
 upon exercise of stock option
 at $.15 per share                              50,000             50          7,450           --              --              --

Common stock returned to the
 Company in exchange for
 equipment at $.17 per
 share                                            --             --             --             --           (30,000)         (5,000)

Net Loss                                          --             --             --         (214,681)           --              --
                                           -----------    -----------    -----------    -----------     -----------     -----------

Balance at December 31, 1997                14,856,282    $    14,856    $ 2,615,354    $(2,486,873)        (30,000)    $    (5,000)
                                           ===========    ===========    ===========    ===========     ===========     ===========





                                              The accompanying notes are an integral
                                         part of these consolidated financial statements.





                                  LONGPORT, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                            1997         1996
                                                                            ----         ----
Cash Flows From Operating Activities:
  Net loss                                                               $(214,681)   $(357,429)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Depreciation and amortization                                           41,972      107,421
    Repayment of notes receivable in consideration
     for services provided                                                  11,000         --
    Provision for bad debts                                                 18,171       (3,600)
    Loss on disposal of assets                                              21,407      127,741
    Gain on extinguishment of debt                                          (4,655)     (48,861)
    Changes in assets and liabilities:
     Decrease in accounts receivable                                        10,744       40,990
     (Increase) in other receivables                                        (1,525)      (1,276)
     (Increase) decrease in prepaid expenses                               (19,500)       4,813
     Decrease in inventories                                                 1,200        3,396
     Decrease in deposits                                                     --            579
     Decrease in accounts payable and accrued expenses                     (44,566)     (73,387)
                                                                         ---------    ---------

      Net Cash (Used) By Operating Activities                             (180,433)    (199,613)
                                                                         ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                     (20,132)     (20,000)
  Payments on notes receivable                                              13,750        2,500
                                                                         ---------    ---------

      Net Cash (Used) By Investing Activities                               (6,382)     (17,500)
                                                                         ---------    ---------

Cash Flows From Financing Activities:
   Principal payments on notes payable                                     (59,350)     (43,388)
   Issuance of common stock                                                279,637      263,000
                                                                         ---------    ---------

      Net Cash Provided By Financing Activities                            220,287      219,612
                                                                         ---------    ---------

      Net Increase in Cash and Cash Equivalents                             33,472        2,499

      Cash and Cash Equivalents at Beginning of Year                         2,925          426
                                                                         ---------    ---------

      Cash and Cash Equivalents at End of Year                           $  36,397    $   2,925
                                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                              $   4,500    $   5,770
   Income taxes                                                                586        2,920

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Conversion of notes payable and accrued
   interest into common stock                                            $   4,800    $  23,840
  Common stock issued for payment of accrued expenses                       12,000         --
  Conversion of accounts payable into common stock                            --        278,576
  Sale of equipment for treasury stock                                       5,000         --


                             The accompanying notes are an integral
                        part of these consolidated financial statements.



                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------
     Description of Business
     -----------------------
          Longport, Inc. (the "Company") was incorporated January 22, 1993. The Company was formed to market and distribute wound care products. In
          1995,  the  Company  began   managing  wound  healing   centers  under
          management services contracts.

     Basis of Presentation
     ---------------------
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

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

     Principles of Consolidation
     ---------------------------
          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents
     -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories
     -----------
          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method. Inventories consists entirely of finished goods.

     Property and Equipment
     ----------------------
          Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Property and Equipment (Continued)
     ----------------------------------

                    Classification                       Useful Life in Years
                    --------------                       --------------------
          Medical equipment                                      3-5
          Computer equipment                                      5
          Office furniture and equipment                         5-10

          Depreciation of property and equipment charged to operations is $31,972 and $88,921 for the years ended December 31, 1997 and 1996, respectively.

     Intangible Assets
     -----------------
          Intangible assets are being amortized using the straight-line method based on the following estimated useful lives.

      Description                                    Useful Life in Years
      -----------                                    --------------------
          Patents                                             4
          Goodwill                                           10
          Scanner rights                                      5

     Revenue Recognition
     -------------------
          The Company recognizes revenue from product sales upon shipment to the customer. Revenue from medical services are recognized as the Company performs the services.

     Stock-Based Compensation
     ------------------------
          During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

     Long-Lived Assets
     -----------------
          In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets, certain identifiable intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

     Income Taxes
     ------------
          Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Net (Loss) Per Share of Common Stock
     ------------------------------------
          As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Net (Loss) Per Share of Common Stock (Continued)
     ------------------------------------------------
          Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Estimates
     ---------
          The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Long-Term Debt
   --------------
     Obligation Under Capital Lease
     ------------------------------

          15% installment note with monthly principal and interest
          payments of $186, due in 1998, collateralized by equipment.     $  648
                                                                          ------

          Total Long-Term Debt                                               648
          Less current portion of long-term debt                             648
                                                                          ------
          Long-Term Debt                                                  $   --
                                                                          ======

          Installments due on debt principal, including the capital lease, at December 31, 1997 are as follows:

          Year Ending December 31, 1998                                   $  648
                                                                          ======

3. Income Taxes
   ------------
          The Company has made no provision for income taxes because of financial statement and tax losses. As of December 31, 1997 the Company had net operating loss carryforwards of approximately $2,300,000. The net operating loss carryforwards expire in the years 2008 through 2012.

          At December 31, 1997 and 1996, the Company had a deferred tax asset of approximately $715,000 and $660,000, respectively, resulting from net operating loss carryforwards, which has been offset in its entirety by a valuation allowance. The net change in the valuation allowance for deferred tax assets was an increase of $55,000 related to benefits from net operating loss carryforwards.

4. Warrants and Options
   --------------------
     Options
     -------
          The Company has granted stock options to employees, consultants and other individuals. The outstanding agreements expire in July 1998. The

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Warrants and Options (Continued)
   --------------------------------
     Options (Continued)
     -------------------
          following table contains information on all of the Company's stock options for the years ended December 31, 1997 and 1996.

                                                 Number of         Option Price
                                                  Shares             Per Share
                                                  ------             ---------
          Options outstanding at
           December 31, 1995                      594,000          $.10 to $1.00
            Granted                               150,000              $.15
            Exercised                                  --               --
            Canceled                             (350,000)         $.50 to $1.00
                                                ---------          -------------

          Options outstanding at
           December 31, 1996                      394,000          $.10 to $.50
            Granted                                    --               --
            Exercised                             (50,000)             $.15
            Canceled                             (150,000)         $.15 to $.50
                                                ---------          -------------

          Options outstanding at
           December 31, 1997                      194,000              $.10
                                                =========          =============

     Warrants
     --------
          In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $3.00 at anytime until June 30, 1998. All 1,185,714 warrants are outstanding as of December 31, 1997.

5. Stock-Based Compensation Plans
   ------------------------------
          The Company adopted Financial Accounting Standard No. 123, "Accounting for Stock- Based Compensation" (SFAS 123) during the year ended December 31, 1996. In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees.

          The Company did not grant any employee stock options in 1997 or 1996.

          The  following  table   summarized   information   about  stock  based
          compensation plans outstanding at December 31, 1997:

          Options Outstanding and Exercisable by Price Range as of December 31, 1997:


                            Options Outstanding                           Options Exercisable
                    ----------------------------------                --------------------------
                                     Weighted
                                      Average          Weighted                         Weighted
Range of                             Remaining          Average                          Average
Exercise          Number            Contractual        Exercise         Number          Exercise
 Prices         Outstanding          Life-Years          Price        Exercisable         Price
 ------         -----------          ----------          -----        -----------         -----

 $ .10            194,000              .55               $.10           194,000           $.10




                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Preferred Stock
   ---------------
          The authorized preferred stock of the Company consists of 1,000,000 shares, $.001 par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

7. Commitments and Contingencies
   -----------------------------
     Leases
     ------
          The Company leases telephone equipment under a long-term leasing arrangement. The Company's office facilities were leased under a short-term lease which expired in March 1997. The Company currently leases its office facilities on a month-to-month basis. The following is a schedule of future minimum lease payments at December 31, 1997 under the Company's capital lease (together with the present value of minimum lease payments) which has an initial noncancellable lease term in excess of one year:

          Year Ending                                                   Capital
          December 31,                                                   Leases
          ------------                                                  -------

              1998                                                      $ 1,116
                                                                        -------

          Total Future Minimum Lease Payments                             1,116

          Less Amount Representing Interest                                (468)
                                                                        -------

          Present Value of Future Capital Lease Obligations             $   648
                                                                        =======

          Rental expense charged to operations was $7,188 and $3,125 for the years ended December 31, 1997 and 1996, respectively.

          Leased equipment under capital leases as of December 31, 1997 is as follows:

          Equipment                                                     $ 6,549
          Less accumulated amortization                                  (2,489)
                                                                        -------

          Net Equipment Under Capital Leases                            $ 4,060
                                                                        =======


          Medicare Hearings
          -----------------
               In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit Overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company has appealed the Hearing Officer's decision. The Appeal will be heard by an Administrative Law Judge. The Company has not been notified of a hearing date. The Company is unable to predict the outcome of the Appeal. However, Management believes that there were no Medicare Benefit Overpayments in 1994 and 1995 and will vigorously defend its position.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Commitments and Contingencies (Continued)
   -----------------------------------------
     Medicare Hearings (Continued)
     -----------------------------
          Payment of any judgement or settlement in connection with the Medicare Benefit Overpayments Appeal together with the costs of defending the Appeal, could adversely affect the Company's results or operations and financial condition.

8. Related Party Transactions
   --------------------------
          The Company has entered into transactions with related entities, as follows:

          The Company borrowed $16,464 from Wound Healing Systems, Inc. ("WHS"), a corporation controlled by the Company's President in August 1994 under a one year promissory note at 12% interest which had a balance due of $3,000 as of December 31, 1996. The note was paid in full in 1997.

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

          In June 1997, the Company sold six Hyperbaric Oxygen Chambers to WHS. As payment WHS returned 30,000 shares of the Company's common stock to the Company. The net book value ($5,000), of the chambers sold was recorded as the value of the stock received (treasury stock).

          In 1997, the Company elected to forgo repayment of two notes receivable of $5,500 each from a former officer and a current officer. The $5,500 notes receivable ($11,000 in total) have been expensed as compensation.

          The Company owed Healing Systems, Inc. ("Healing") $7,155. Healing agreed to accept $2,500 as payment in full resulting in a gain on forgiveness of debt of $4,655. Healing's President is a major stockholder of the Company.

          In January 1997, the Company's Vice President converted $12,000 of accrued salary into 100,000 shares of the Company's common stock.

9. Loss on Disposal of Assets
   --------------------------
          Included in the loss on disposal of assets for the year ended December 31, 1996 is a $116,174 loss from the return of the Company's office building to the mortgageholder in August 1996.

10. Extraordinary Gain
    ------------------
          Included in the extraordinary gain are settlements of certain accounts payable and notes payable for less than the amounts owed resulting in a gain of $4,655 and $48,861 for the years ended December 31, 1997 and 1996, respectively.

                          LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Concentration of Credit Risk and Major Customers
    ------------------------------------------------
          The Company provides credit, in the normal course of business, to hospitals, distributors, and others in the health care industry. The Company's customers are located primarily in Pennsylvania and New Jersey. The Company performs periodic credit evaluations of its customers' financial condition and generally require no collateral. The Company maintains reserves for potential credit losses.

          Revenues from major customers, as a percentage of total revenue, for the year ended December 31, 1997 and 1996 were as follows:

                                                      1997               1996
                                                      ----               ----
          Customer A                                   6.3%              12.7%
          Customer B                                  24.4%              25.5%
          Customer C                                  34.9%              41.5%
          Customer D                                  18.6%              --

12. Fair Value of Financial Instruments
    -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1997:

                                                             1997
                                                  ---------------------------
                                                  Carrying          Estimated
                                                   Amount          Fair Value
                                                  --------         ----------
          Financial Assets:
           Cash and cash equivalents               $36,397            $36,397
           Note receivable                          18,750             18,750

          Financial Liabilities:
           Long-term debt                              648                648

          The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of long-term debt, including the current portion, approximates fair value because of the interest rate implicit in the obligation under the capital lease.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding all current directors and executives of the Company:

Name                             Age               Office
----                             ---               ------

James R. McGonigle               53                Chairman of the
                                                   Board of Directors,
                                                   Chief Executive Officer,
                                                   President and
                                                   Chief Accounting Officer

Peter E. Cavanaugh               33                Director, Legal Counsel


Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with each other. The Board of Directors has no audit, nominating or compensation committee. No director has received or currently receives any compensation for services as a director.

Background

The following is a summary of the business experience of each officer and director of the Company:

James R. McGonigle founded the Company and has served as its Chairman, Chief Executive Officer and President since its inception in January, 1993. Mr. McGonigle assumed the role of Chief Accounting Officer effective April 1, 1996, due to the resignation of John Delamater. From 1985 to 1992 Mr. McGonigle was the founder and president of Supra Medical Corp. (formally Topox, Inc.)("Supra") a publicly held company specializing in the development of proprietary medical technologies in the fields of skin care and diagnostics. Mr. McGonigle is also President of Wound Healing Systems, Inc. which sells and rents Chambers in competition with the Company. See "Business - Competition." Mr. McGonigle intends to devote approximately 100% of his time to the affairs of the Company.

Peter E. Cavanaugh was the Vice President and General Counsel of the Company from December, 1993 until February, 1997. He was appointed to the Board of Directors and became Corporate Secretary in April, 1995. Mr. Cavanaugh left the Company as a full time employee in January, 1996 to return to his legal pracrice. He was elected to the Board upon shareholders vote in July, 1995. In 1993, Mr. Cavanaugh was admitted to practice by the Bar Associations of both Pennsylvania and New Jersey. Mr. Cavanaugh will be utilized by the Company on an as needed basis as it legal counsel.

Executive Compensation

Summary Compensation Table

No compensation has been paid since inception to the members of the Company's Board of Directors in their capacities as such, no executive officer received annual compensation of more than $100,000.

None of the members of the Company's Board of Directors in their capacity of such are scheduled to receive compensation for the fiscal year ended December 31, 1998. The Company executed a consulting agreement with Colpat, Inc., an affiliate owned and controlled by Mr. McGonigle, for $3,000 per month for services to the Company.

Option Grants in Last Fiscal Year

The following table provides information on option grants during the fiscal year ended December 31, 1997 to the named executive officers:


NONE



ITEM 11. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning stock ownership by all persons known to the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, by each director and officer, and by all directors and officers as a group. All shares of Common Stock are owned beneficially and of record as of February 28, 1998.

                                         Number of
Name                                   Shares Owned             Percent of Class
----                                   ------------             ----------------

James R. McGonigle(1)(6)                 1,965,893                    12.92%
791 South Chester Road
Swarthmore, PA 19081

Peter Cavanaugh(2)                       223,571                       1.47%


John H. Carbutt(3)                       812,777                       5.31%

Michie Proctor and
Joyce Proctor(4)                         2,669,174                    17.55%

The First Baptist Church of
Southwest Broward                        1,280,977                     8.48%

John Mills                               1,192,000                     7.89%

All officers and directors
as a group (two persons)(5)              2,189,464                    14.30%

(1) Includes 942,000 shares held by James R. McGonigle, 547,143 shares held by Wound Healing Systems, Inc., a corporation controlled by Mr. McGonigle, 376,750 shares held by Colpat, Inc. a corporation controlled by Mr. McGonigle and 100,000 Warrants also held by Colpat, Inc. with each Warrant entitling the holder to purchase one share of Common Stock at $3.00 per share at any time until June 30, 1998.

(2) Includes an option to purchase 100,000 shares at $.10 per share at any time until July 18, 1998.

(3) Includes 436,098 shares held by John H. Carbutt, 200,000 Warrants held by Mr. Carbutt with each Warrant entitling the holder to purchase one share of Common Stock at $3.00 per share at any time until June 30, 1998 and 176,679 shares held by Jagapata, Ltd., a corporation controlled by Mr. Carbutt.

(4) Includes 2,118,258 shares held by Michie Proctor, 450,916 shares held by Michie Proctor and Joyce Proctor and 100,000 Warrants held by Michie and Joyce Proctor with each Warrant entitling the holder to purchase one share of Common Stock at $3.00 per share at any time until June 30, 1998.

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

In January, 1996, Mr. Cavanaugh and the Company mutually agreed to terminate Mr. Cavanaugh's employment agreement to permit Mr. Cavanaugh to pursue his private practice of law. Mr. Cavanaugh, however, will remain a member of the Board of Directors. Mr. Cavanaugh will not be paid for services rendered as a member of the Board of Directors.

In January, 1996, the Company agreed to a consulting agreement with Colpat, Inc., an affiliate owned and controlled by the Company's President and CEO, James R. McGonigle. Colpat will provide various services to the Company and will be paid $3,000 per month. The services agreement will continue through 1998. Mr. McGonigle will not be paid for his services as the Company's Chairman of the Board of Directors.

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

In June 1997, the Company sold six Hyperbaric Oxygen Chambers to WHS. As payment WHS returned 30,000 shares of the Company's common stock to the Company. The net book value ($5,000)of the chambers sold was recorded as the value of the stock received (treasury stock).

In 1997, the Company elected to forgo repayment of two notes receivable of $5,500 each from a former officer and a current officer. The $5,500 notes receivable ($11,000 in total) have been expensed as compensation.

The Company owed Healing Systems, Inc. ("Healing") $7,155. Healing agreed to accept $2,500 as payment in full resulting in a gain on forgiveness of debt of $4,655. Healing's President is a major stockholder of the Company.


ITEM 13. EXHIBITS

       Exhibit
         No.                        Title
         ---                        -----

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

         10.28      Services   Agreement  between  Registrant  and  West  Hudson
                    Hospital

         10.29      Settlement   Agreement   between   Registrant  and  MedaStat
                    Scientific Corporation

         10.30      Representative   Agreement  between  Registrant  and  Martin
                    Rosenblum & Associates

         10.31      Agreement    between    Registrant   and   Quality   Medical
                    Instruments, Ltd.

         21.1       Subsidiaries of Registrant(1)

         23.1       Consent of Angell & Deering(1)

         23.2       Consent of Michael J. Tauger (See 5.1)(1)

         23.3       Consent of Angell & Deering(1)

         23.4       Consent of Angell & Deering(1)

         23.5       Consent of Angell & Deering(1)

         23.6       Consent of Angell & Deering(1)

         99.1       Deed for 791 South Chester Road, Swarthmore, PA(1)

         99.2       Deed of Correction(1)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 33- 75236 declared effective on July 7, 1994.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, for the period ended March 31, 1995.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, for the period ended June 30, 1995.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on ________, 1998

                                            LONGPORT, INC.


                                            By:
                                               ---------------------------------
                                                     James R. McGonigle
                                                  Chief Executive Officer

Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on the dates indicated.

Signature                         Title                            Date
---------                         -----                            ----

----------------------     Chairman of the Board              ----------------
James R. McGonigle         of Directors,
                           Chief Executive Officer,
                           President, and
                           and Chief Accounting Officer

----------------------     Director, and Counsel              ----------------
Peter E. Cavanaugh