Form 10QSB
period 1998-03-31
LONGPORT INC
filed 1998-05-15
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of  1934

                  For the Quarterly Period Ended March 31, 1998

[ ]   Transition report pursuant to section 13 or 15(d) of the Exchange Act of
       1934

For the transition period from                     to
                                ----------------      --------------------

                          Commission file No. 33-75236

                                 LONGPORT, INC.
              -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          23-2715528
-------------------------------                         -----------------
(State or other jurisdiction of                         IRS Employer ID No.
Incorporation or organization)


791 South Chester Rd.           Swarthmore, Pa.          19081
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  610-328-5006
                -------------------------------------------------
               (Registrants telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of  March 31, 1998 15,391,282 shares of common stock were outstanding.

                          LONGPORT, INC. AND SUBSIDIARY
                                   FORM 10-QSB


                                      INDEX

Part I.  Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheet
                    as of March 31, 1998                               1-2

                    Consolidated Condensed Statements of
                    Operations for the three months
                    ended March 31, 1998 and 1997                       3

                    Consolidated Condensed Statements of
                    Cash Flows for the three months ended
                    March 31, 1998 and 1997                            4-5

                    Notes to Consolidated Condensed
                    Financial Statements                                6

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                          7-8

Part II. Other Information and Signatures                              9-10

                                                                  MARCH 31, 1998
                          LONGPORT, INC. AND SUBSIDIARY

                     CONSOLIDATED CONDENSED BALANCE SHEET            (UNAUDITED)
================================================================================

                                  ASSETS

 CURRENT ASSETS:
     CASH                                                             $  91,319
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                                              2,413
       INTEREST AND OTHER                                                 1,887
     PREPAID EXPENSES                                                    11,000
     INVENTORIES                                                          4,700
     NOTE RECEIVABLE                                                     15,000
                                                                      ---------

          TOTAL CURRENT ASSETS                                          126,319
                                                                      ---------

PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                                  353,158
     COMPUTER EQUIPMENT                                                   6,615
     OFFICE FURNITURE AND EQUIPMENT                                       7,901
                                                                      ---------

                                                                        367,674

     LESS: ACCUMULATED DEPRECIATION                                    (265,867)
                                                                      ---------

          NET PROPERTY AND EQUIPMENT                                    101,807
                                                                      ---------

OTHER ASSETS:
       INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $85,833                                           21,667
                                                                      ---------

          TOTAL OTHER ASSETS                                             21,667
                                                                      ---------

          TOTAL ASSETS                                                $ 249,793
                                                                      =========


The accompanying notes are an integral part of these consolidated condensed financial statements

                                                                  MARCH 31, 1998
                          LONGPORT, INC. AND SUBSIDIARY

                       CONSOLIDATED CONDENSED BALANCE SHEET          (UNAUDITED)
================================================================================


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                               $     9,406
     ACCRUED SALARIES AND PAYROLL TAXES                                   2,691
     DEFERRED REVENUE                                                     3,500
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                      15,597
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDER'S EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                                       --
     COMMON STOCK: $.001 PAR VALUE
       25,000,000 SHARES AUTHORIZED, 15,391,282
       SHARES ISSUED & OUTSTANDING                                       15,391
     PAID IN CAPITAL                                                  2,882,319
     ACCUMULATED DEFICIT                                             (2,658,514)
                                                                    -----------
                                                                        239,196
     LESS TREASURY STORK, AT COST (30,000 COMMON SHARES)                 (5,000)
                                                                    -----------

          TOTAL STOCKHOLDER'S EQUITY                                    234,196
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                249,793
                                                                    ===========



The accompanying notes are an integral part of these consolidated condensed financial statements

                                                              FOR THE
                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                LONGPORT, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED           1998              1997
                  STATEMENTS OF OPERATIONS        (UNAUDITED)      (UNAUDITED)
================================================================================


NET REVENUES:
     MEDICAL SUPPLY SALES                        $      1,343      $      3,220
     MEDICAL EQUIPMENT RENTALS                          2,400             7,995
     MANAGEMENT FEES                                   25,500            25,500
     LICENSE FEES                                      38,000                --
                                                 ------------      ------------

          TOTAL REVENUES                               67,243            36,715
                                                 ------------      ------------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                       2,707             1,408
     COST OF MEDICAL EQUIPMENT RENTALS                    300             1,000
     GENERAL AND ADMINISTRATIVE                       235,877            87,400
                                                 ------------      ------------

          TOTAL OPERATING EXPENSES                    238,884            89,808
                                                 ------------      ------------


          OPERATING INCOME (LOSS)                    (171,641)          (53,093)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                     --                 325
     OTHER INCOME                                        --                  45
     INTEREST EXPENSE                                    --                (422)
                                                 ------------      ------------

          TOTAL OTHER INCOME (EXPENSE)                      0               (52)
                                                 ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    (171,641)          (53,145)

PROVISION FOR INCOME TAXES                               --                 481
                                                 ------------      ------------

NET LOSS                                         $   (171,641)     $    (53,626)
                                                 ============      ============

NET LOSS PER SHARE OF COMMON STOCK:
     BASIC                                       $       (.01)     $       --
     DILUTED                                     $       (.01)     $       --

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
     BASIC                                         14,984,671       13,071,635
     DILUTED                                       14,984,671       13,071,635




The accompanying notes are an integral part of these consolidated condensed financial statements



                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,

                LONGPORT, INC. AND SUBSIDIARY                      1998                     1997
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS         (UNAUDITED)              (UNAUDITED)
====================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                              $(171,641)               $ (53,626)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                 6,000                   29,730
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                    1,863                   (7,708)
       DECREASE IN OTHER RECEIVABLES                                 1,200                    1,675
       DECREASE IN PREPAID EXPENSES                                  8,500                     --
       (INCREASE) DECREASE IN INVENTORIES                           (2,500)                       6
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                                       3,398                   (1,502)
                                                                 ---------                ---------

NET CASH (USED) BY OPERATING ACTIVITIES                           (153,180)                 (31,425)
                                                                 ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     PAYMENTS RECEIVED ON NOTES RECEIVABLE                           3,750                    5,000
                                                                 ---------                ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            3,750                    5,000
                                                                 ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                              (648)                      --
     ISSUANCE OF COMMON STOCK AND WARRANTS                         205,000                   24,000
                                                                 ---------                ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          204,352                   24,000
                                                                 ---------                ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                               54,922                   (2,425)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                     36,397                    2,925
                                                                 ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  91,319                $     500
                                                                 =========                =========

The accompanying notes are an integral part of these consolidated condensed financial statements

                                                   4



                                                               FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
            LONGPORT, INC. AND SUBSIDIARY
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS                1998            1997
                                                               (UNAUDITED)     (UNAUDITED)
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                                   --            $318
          INCOME TAXES                                               --             237

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    COMMON STOCK ISSUED FOR MEDICAL EQUIPMENT                   $62,500              --






The accompanying notes are an integral part of these consolidated condensed financial statements




                                                     5




                          LONGPORT, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1997 previously filed with the Securities and Exchange Commission.

2. As of December 31, 1997,the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No.128 requires the presenatation of two earnings per share amounts, basic and diluted.

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and warrants would be antidilutive. Options and warrants to purchase 1,379,714 and 1,429,714 shares of common stock at March 31, 1998 and 1997, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antifilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997
-----------------------------------------------------------------------

     The Company experienced an increase in general and administrative expenses, which led to a larger net loss for the current period. The Company's monthly expenses are effectively unchanged from month to month, but the Company experienced one time expenses related to the 1997 audit and development of certain Scanner technology which increased such general and administrative expenses. The Company's revenues were significantly higher during the current period due to licensing fees generated through licensing arrangements primarily for the Scanner. The Company grants an exclusive license for the Scanner for a geographic area, and the licensees become the Company's primary marketer. The Company then provides training, clinical assistance and management assistance as needed. In exchange, the Company receives set license fees and a percentage of the gross revenues generated by the licensee through sales of products and services. The Company continues to receive fees from its wound care centers ("Centers") at West Jersey Health System's Camden hospital and West Hudson Hospital, and equipment sales and rentals from those relationships.

     Overall, the Company's revenues increased by 83.15% from the 1997 Quarter to $67,243, compared to $36,715 for the 1997 Quarter. The increase resulted from the Company's licensing agreements, which provided $38,000 of the revenues. The Centers' revenues remained the same, but the Company experienced a small decrease in revenues from equipment rentals and sales. The Company continues to work with the Centers to increase patient populations and Management anticipates additional Center clients before the end of 1998. The Company also generates revenues from private patients, but this segment remains small and outside the Company's main focus of securing additional healthcare providers as clients.

     The Company's overhead expenses (i.e., salaries, rent, etc.) remained essentially level, but the Company experienced a large increase in administrative expenses, $235,877 for 1998, compared to $87,400 for 1997. This was caused by expenses related to the 1997 audit, production costs of a television segment on the Scanner technology and expenses related to the acquisition of the worldwide rights to the Scanner technology and the technology's development. Most of these expenses are non-recurring. The increase in expenses impacted the Company's current net loss of $171,641, compared to $53,626 in 1997.

Liquidity and Capital Resources

     The Company's total liabilities as of March 31, 1998 were $15,597, compared to $137,259 as of March 31, 1997. The Company's assets increased from $183,084 as of March 31, 1997 to $249,793 as of March 31, 1998. Stockholders' equity increased from $45,825 as of March 31, 1997 to $234,196 as of March 31, 1998.

     As of March 31, 1998, the Company has no long-term debt or outstanding secured or unsecured notes. The Company raised capital through the private sale of $229,000 of restricted Common Stock through May 1, 1998. The Common Stock was sold at prices ranging from $.50 per share to $.80 per share.

     The Company anticipates growth from management fees, and sales and rentals of equipment during 1998. Any new Center contracts or license agreements will mirror the relationships already established. The Company intends to continue its practice of acting as a management consultant to healthcare providers and licensees, for a set monthly fee. In addition, the Company continues to explore the possibility of debt financing and public or private placements of its Common Stock but cannot provide any assurances that any such financing can be secured.

     The Company learned that Medicare Region D is challenging payments made to the Company's closed subsidiary, Longport Medical, Inc., during 1995 and 1994. All amounts paid are being challenged and Management does not yet know how much, if any, will need to be repaid to Medicare.

Other Matters

     Management expects revenues for 1998 to exceed revenues for 1997 due to the Company's recent acquisition of the worldwide patent and property rights to the Scanner technology, which allows for revenues to develop from consulting service and license agreements and rental and sales of equipment. Scanner revenues, if any, will be contingent upon the Company receiving FDA permission to market the Scanner, of which there can be no assurance. The Company continues to negotiate with other healthcare providers to provide consulting services and to execute new license agreements.

     Cash flow problems continue to exist but have stabilized. While the Company continues to operate without significant working capital, it carries no significant debt, and monthly operating expenses have not increased.

     The statements made herein and other statements within this Report, that are not based on historical facts, are forward looking statements that involve risks and uncertainties, including but not limited to, market acceptance risks, the effect of economic conditions, the impact of competition and pricing, product development, commercialization and technology difficulties, the results of financing efforts and other risks detailed in the Company's Securities and Exchange Commission filings.

Part II

Other Information

Item 1.  Legal Proceedings
         -----------------

     The Company initiated a lawsuit against the lawyers that represented Supra Medical in the Court of Common Pleas, Philadelphia County. The suit alleges that Supra Medical and its counsel brought the Federal Court action solely for the purpose of harassing Longport and trying to force the Company into Bankruptcy. The suit specifically alleges Wrongful and Malicious Prosecution, among other items. The lawsuit is in the initial stages and nothing of significance has taken place.

Item 2.  Changes in Securities
         ---------------------

                           None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                           None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                           None.

Item 5.  Other Information
         -----------------

                           None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                           a) Exhibits None.

                           b) Reports on Form 8-K None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                             Longport, Inc.


Dated: May 11, 1998                          /s/  James R. McGonigle
                                             -----------------------------------
                                             James R. McGonigle
                                             President/Chief Accounting Officer



                                             /s/  Peter E. Cavanaugh
                                             -----------------------------------
                                             Peter E. Cavanaugh
                                             Vice President