Form 10QSB
period 1998-06-30
LONGPORT INC
filed 1998-08-19
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

[  ]   Transition report pursuant to section 13 or 15(d) of the Exchange Act of
        1934

For the transition period from ...................... to ...................

                          Commission file No. 33-75236

                                 LONGPORT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        23-2715528
          --------                                        ----------
(State or other jurisdiction of                         IRS Employer ID No.
Incorporation or organization)

                   791 South Chester Rd. Swarthmore, Pa. 19081
                   -------------------------------------------
                    (Address of principal executiveoffices)

                                  610-328-5006
                                  ------------
                         (Registrants telephone number,
                              including area code)

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

As of June 30, 1998, 15,421,282 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                   FORM 10-QSB


                                      INDEX

Part I.  Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheet
             as of June 30, 1998                                   1-2

             Consolidated Statements of
             Operations for the three months
             and nine months ended June 30,
             1998 and 1997                                         3-4

             Consolidated Statements of Cash
             Flows for the nine months ended
             June 30, 1998 and 1997                                5-6

             Notes to Financial Statements                           7

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                            8-12

Part II.     Other Information and Signatures                    13-14

LONGPORT, INC.                                     JUNE 30, 1998   JUNE 30, 1997
CONSOLIDATED BALANCE SHEET                          (UNAUDITED)    (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
     CASH                                              $   3,747      $   7,649
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                               5,896         42,786
       INTEREST AND OTHER                                  1,887          1,887
     PREPAID EXPENSES                                      5,500           --
     INVENTORIES                                           3,400          3,727
     NOTE RECEIVABLE                                      11,250         29,750
                                                       ---------      ---------

          TOTAL CURRENT ASSETS                            31,680         85,799
                                                       ---------      ---------

PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                   239,793        248,993
     COMPUTER EQUIPMENT                                    6,615         49,493
     OFFICE FURNITURE AND EQUIPMENT                        7,901         45,137
     RESEARCH EQUIPMENT                                  122,365         50,240
                                                       ---------      ---------

                                                         376,674        393,863
     LESS: ACCUMULATED DEPRECIATION                     (269,368)      (323,448)
                                                       ---------      ---------

          NET PROPERTY AND EQUIPMENT                     107,306         70,415
                                                       ---------      ---------


OTHER ASSETS:
     NOTES RECEIVABLE                                          0         17,500
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $30,833                            19,167         27,500
                                                       ---------      ---------

          TOTAL OTHER ASSETS                              19,167         27,500
                                                       =========      =========

          TOTAL ASSETS                                 $ 158,153      $ 183,714
                                                       =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements

LONGPORT, INC.                                     JUNE 30, 1998   JUNE 30, 1997
CONSOLIDATED BALANCE SHEET                           (UNAUDITED)     (UNAUDITED)
--------------------------------------------------------------------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                $     8,510    $    41,723
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                          2,885         11,897
       INTEREST                                                0          2,088
       OTHER                                                   0         10,625
     DEFERRED REVENUE                                      8,571              0
     NOTES PAYABLE                                             0              0
     CURRENT PORTION OF LONG TERM DEBT                         0              0
                                                     -----------    -----------

          TOTAL CURRENT LIABILITIES                       19,966         66,333
                                                     -----------    -----------


LONG-TERM DEBT, NET OF CURRENT PORTION                         0              0
                                                     -----------    -----------


COMMITMENTS AND CONTINGENCIES                               --             --

STOCKHOLDER'S EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                        --             --

     COMMON STOCK: $.001 PAR VALUE
       25,000,000 SHARES AUTHORIZED,
       15,421,282 SHARES ISSUED &
       OUTSTANDING                                        15,421         14,045
       TREASURY STOCK                                     (5,000)        (3,600)
     PAID IN CAPITAL                                   2,906,289      2,462,665
     ACCUMULATED DEFICIT                              (2,778,523)    (2,355,729)
                                                     -----------    -----------

          TOTAL STOCKHOLDER'S EQUITY                     138,187        117,381
                                                     -----------    -----------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $   158,153    $   183,714
                                                     ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                                                    FOR THE THREE MONTHS ENDED
LONGPORT, INC.                                                 JUNE 30,
CONSOLIDATED STATEMENTS OF 1998                         1997           1996
OPERATIONS                                         (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                        $      4,408      $      3,874
     MEDICAL EQUIPMENT RENTALS                          3,525             4,675
     MEDICAL EQUIPMENT SALES                             --                --
     MANAGEMENT FEES                                   29,000            26,240
     LICENSE FEES                                      45,429              --
                                                 ------------      ------------

          TOTAL REVENUES                               82,362            34,780

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                         697             1,275
     COST OF MEDICAL EQUIPMENT RENTALS                  2,625               700
     GENERAL AND ADMINISTRATIVE                        199,04            76,170
                                                 ------------      ------------

          TOTAL OPERATING EXPENSES                    202,371            78,145
                                                 ------------      ------------

          OPERATING INCOME (LOSS)                    (120,009)          (43,356)


OTHER INCOME (EXPENSE):
     OTHER EXPENSE                                       --                (691)
     GAIN (LOSS) ON DISPOSAL OF ASSETS                   --              (3,900)
                                                 ------------      ------------
          TOTAL OTHER INCOME (EXPENSE)                      0            (4,591)


INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    (120,009)          (47,947

PROVISION FOR INCOME TAXES                               --                --
                                                 ------------      ------------

NET LOSS                                         ($   120,009)     ($    47,947)
                                                 ============      ============


NET LOSS PER SHARE OF COMMON STOCK                      (0.01)            (0.00)
                                                 ============      ============


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                     15,387,326        12,101,274
                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                                        FOR THE SIX MONTHS ENDED
LONGPORT, INC.                                                 JUNE 30,
CONSOLIDATED STATEMENTS OF                                1998          1997
OPERATIONS                                             (UNAUDITED)   (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                        $      5,751      $      7,094
     MEDICAL EQUIPMENT RENTALS                          5,925            12,670
     MEDICAL EQUIPMENT SALES                             --                --
     MANAGEMENT FEES                                   54,500            51,740
     LICENSE FEES                                      83,429              --
                                                 ------------      ------------

          TOTAL REVENUES                              149,605            71,504

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                       3,404             2,683
     COST OF MEDICAL EQUIPMENT RENTALS                  2,925             2,214
     GENERAL AND ADMINISTRATIVE                       434,926           162,701
                                                 ------------      ------------

          TOTAL OPERATING EXPENSES                    441,255           167,598
                                                 ------------      ------------

          OPERATING INCOME (LOSS)                    (291,650)          (96,094)


OTHER INCOME (EXPENSE):
     INTEREST INCOME                                     --                 325
     OTHER INCOME                                        --                --
     OTHER EXPENSE                                       --                (751)
     GAIN (LOSS) ON DISPOSAL OF ASSETS                   --              (3,900)
     INTEREST EXPENSE                                    --                (318)
                                                 ------------      ------------
          TOTAL OTHER INCOME (EXPENSE)                   --              (4,644)

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    (291,650)         (100,738)

PROVISION FOR INCOME TAXES                               --                (482)
                                                 ------------      ------------
NET LOSS                                         ($   291,650)     ($   101,220)
                                                 ============      ============


NET LOSS PER SHARE OF COMMON STOCK               ($      0.02)     ($      0.01)
                                                 ============      ============


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                     15,172,193        11,685,951
                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                                       FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
LONGPORT, INC.                                           1998           1997
CONSOLIDATED STATEMENTS OF CASH FLOWS                (UNAUDITED)     (UNAUDITED)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                      ($291,650)   ($101,220)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                        12,000       49,663
       GAIN ON EQUIPMENT DISPOSAL                             --          3,600
       PROVISION FOR BAD DEBTS                                --          3,600
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE           (1,620)      (9,595)
       (INCREASE) DECREASE IN OTHER RECEIVABLES              1,200         (325)
       (INCREASE) DECREASE IN PREPAID EXPENSES              14,000         --
       (INCREASE) DECREASE IN INVENTORIES                   (1,200)        (327)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                               7,120       (7,447)
                                                         ---------    ---------

NET CASH (USED) BY OPERATING ACTIVITIES                   (260,150)     (62,051)
                                                         ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                  (71,500)     (15,775)
     PROCEEDS FROM ASSET DISPOSAL                             --          3,600
     PAYMENTS ON NOTES RECEIVABLE                            7,500       13,750
                                                         ---------    ---------

NET CASH (USED) BY INVESTING ACTIVITIES                    (64,000)       1,575
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                      --        (55,200)
     ISSUANCE OF COMMON STOCK                              291,500      120,400
                                                         ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  291,500       65,200
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (32,650)       4,724

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                              36,397        2,925
                                                         =========    =========


CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   3,747    $   7,649
                                                         =========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                                                       FOR THE SIX MONTHS ENDED
LONGPORT, INC.                                              JUNE 30,
CONSOLIDATED STATEMENT OF CASH FLOWS                      1998          1997
                                                      (UNAUDITED)    (UNAUDITED)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                          --         $  318
          INCOME TAXES                                      --            481

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR CAPITAL EXPENDITURES      $62,500          --
       COMMON STOCK ISSUED FOR DEBT RETIREMENT              --          4,800
       COMMON STOCK RETURNED TO TREASURY IN
            EXCHANGE FOR EQUIPMENT                          --          3,600



              The accompanying notes are an integral part of these
                       consolidated financial statements

                                 LONGPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended June 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1997 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

The three months ended June 30, 1998 vs. the three months ended June 30, 1997.

     The Company's operations have undergone a significant transformation as management has become more focused on the development of the Scanner technology. This development has been the driving force behind the dramatic increase in General and Administrative expenses. This has also been a driving force behind the Company's increased revenues, which more than doubled from the three month period for 1997. The Company's revenues from Management Fees, through the wound centers at West Jersey Health System's Camden hospital and West Hudson Hospital, have been far eclipsed by the Licensing Fees that are related to the Company's general wound healing programs, including the Scanner and the Topical Hyperbaric Oxygen products. The Company's regular expenses, such as salaries and general office expenses remain essentially unchanged from month to month, with the increase coming from expenses related to the development and refinement of the scanner.

     Overall, the Company's revenues more than doubled from the same period of 1997, $82,362 for 1998, compared to $34,789 for 1997. The increase resulted from the introduction of Licensing Fees as a revenue producing avenue for the Company. Unfortunately, there was no similar revenue stream for licensing fees in 1997, so these figures cannot be adequately compared. However, the revenues for management fees and product sales and rentals remain essentially static. This reflects management's push towards the licensing relationship as a better means for the Company to generate revenues with fewer direct expenses, and better opportunities to reach more patients.

     The Company's expenses have increased rather dramatically between the two periods, nearly tripling from the figure for 1997, $78,145 for 1997 versus
$202,371 for 1998. Management asserts that these figures are not proper comparisons regarding the Company's performance since the level of activity directed towards the Scanner has changed as a result of the Company's securing full patent and intellectual property rights after June 30, 1997. The Company's expenses related to daily business activities has not increased, as evidenced by the static nature of the cost of medical supplies and equipment rentals. The increases in General and Administrative expenses are directly related to the Scanner's development.

     The Company's stability and focus can be seen in the comparison of three figures in its balance Sheet: Research Equipment, Total Current Liabilities, and Shareholder Equity. Research equipment has better than doubled since June 30, 1997, reflecting the purchase of additional Scanners for research projects. The Company now has Scanners at the West Jersey and West Hudson Wound Healing Centers, and multiple Scanner committed to various research projects. Management plans to continue producing prototype Scanners for research projects as needed.

     The Company's Current Liabilities have been reduced to one third of its level as of June 30,1 997. Management does not expect to incur significant liabilities in the future. As for the shareholder equity, it continues to climb, $138,167 for 1998 versus $117,381 for 1997.

The six months ended June 30, 1998 vs. the nine months ended June 30, 1997

     Comparison of the Company's operations for the six month period essentially follows that of the three month period comparison described above. The Company has better than doubled revenues for the six month period in 1998, as compared to 1997. However, since the increase can be attributed to the revenues from Licensing Fees, which did not exist in 1997, the figures are not proper for comparison. The same holds true for the expenses, which also more than doubled for 1998, as compared to 1997. This increase is directly related to the research and development of the scanner technology. These figures do not make a fair comparison, since the Company did not obtain the additional rights to t he technology until after June 30,1 997, and thus did not have as great a focus on the development of the technology as presently.

Strategy to Achieve Profitable Operations

     Management expects the revenues for 1998 to continue to grow over and above those for 1997, directly as a result of the licensing relationships it now promotes. This will likely correspond with increasing expenses related to the development of the Scanner, and the eventual filing for FDA Medical Device marketing clearance. The Company anticipates obtaining future licensing and consulting service clients, which should lead to additional revenues from the rental and sales of equipment to those clients. The Company continues to negotiate with other healthcare providers to provide consulting services. Management continues negotiating for business relationships for the marketing of the Scanner technology, in anticipation of filing for FDA clearance to commercially market the Scanner.

     Cash flow problems essentially no longer exist. While the Company shows little cash on its Balance Sheet, the revenues currently coming in permit the Company to meet its regular obligations, including salaries. The Company seeks outside sources for additional Capital as needed to fund research projects or significant portions of the Scanner development projects. Otherwise, the Company utilizes the cash remaining on a monthly basis to support onging research and marketing activities. Management intends to negotiate future relationships that will not damage the Company's current cash flow, or incur significant expenses. See Liquidity and Capital Resources and Part II. Legal Proceedings.

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

Liquidity and Capital Resources

     As of June 30, 1998, the Company's Current Liabilities were $19,996, with no long term debt or outstanding secured or unsecured Notes. The Company has sold additional shares of its Common Stock to private investors, who were already shareholders.. Management anticipates that it will have to sell additional shares of restricted Common Stock to fund any expansions of the business and the development of the Scanner technology. Management does not expect to incur any significant short-term or long-term debts within the next twelve months.

     The Company did raise capital through the private sale of stock to current shareholders through June 30,1998. Between January 1 and March 31, the Company sold 410,000 shares, all at $.50 per share, netting the Company $205,000. In March the Company also issued 125,000 shares to Hugh Lewis as payment for three
(3) new scanners. In April, the Company sold 30,000 shares at $.80 per shares, netting the Company $24,000.

     The Company anticipates growth from additional license agreements, management fees, and sales and rentals of equipment during 1998. New license agreements and Wound Healing Centers contracts will essentially mirror the agreements the Company now has in place. The Company intends to continue its practice of acting as a management consultant to healthcare providers, for a set monthly fee. In addition, the Company continues to explore the possibility of debt financing and public or private placements of its common stock, but cannot provide any assurances that any such financing can be secured.

     The Company learned that Medicare Region D is challenging payments made to the Company's closed subsidiary, Longport Medical, Inc. during 1995 and 1996. All amounts paid are being challenged and Management does not yet know whether any amounts will need to be repaid to Medicare.

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

                                    Part II

Other Information

Item 1.           Legal Proceedings

     The Company continues in its pursuit of recovery for damages against the attorneys who brought the federal lawsuit against the Company on behalf of Supra Medical Corp. There have been no significant events to report during this three month period.

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


                                            Longport, Inc.


Dated: August 18, 1998                  /s/ James R. McGonigle
                                            ------------------------------------
                                            James R. McGonigle
                                            President/Chief Accounting Officer


                                        /s/ Peter E. Cavanaugh
                                            -----------------------------------
                                            Peter E. Cavanaugh
                                            Vice President