Form 10QSB/A
period 1998-06-30
LONGPORT INC
filed 1998-08-27
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

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

                                 LONGPORT, INC.
                                   FORM 10-QSB


                                      INDEX

Part I.  Financial Information

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet
             as of June 30, 1998                                   1-2

             Consolidated Condensed Statements of
             Operations for the three months
             and six months ended June 30,
             1998 and 1997                                         3-4

             Consolidated Condensed Statements of Cash
             Flows for the six months ended
             June 30, 1998 and 1997                                5-6

             Notes to Condensed Consolidated
             Financial Statements                                    7

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                            8-12

Part II.     Other Information and Signatures                    13-14

LONGPORT, INC. AND SUBSIDIARY                                      JUNE 30, 1998
CONSOLIDATED CONDENSED BALANCE SHEET                                (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
     CASH                                                             $   3,747
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                                              5,896
       INTEREST AND OTHER                                                 1,887
     PREPAID EXPENSES                                                     5,500
     INVENTORIES                                                          3,400
     NOTE RECEIVABLE                                                     11,250
                                                                      ---------

          TOTAL CURRENT ASSETS                                           31,680
                                                                      ---------

PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                                  362,158
     COMPUTER EQUIPMENT                                                   6,615
     OFFICE FURNITURE AND EQUIPMENT                                       7,901
                                                                      ---------

                                                                        376,674
     LESS  ACCUMULATED DEPRECIATION                                    (269,368)
                                                                      ---------

          NET PROPERTY AND EQUIPMENT                                    107,306
                                                                      ---------


OTHER ASSETS:
      INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $30,833                                           19,167
                                                                      ---------

          TOTAL OTHER ASSETS                                             19,167
                                                                      ---------

          TOTAL ASSETS                                                $ 158,153
                                                                      =========




              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

LONGPORT, INC. AND SUBSIDIARY                                      JUNE 30, 1998
CONSOLIDATED CONDENSED BALANCE SHEET                                (UNAUDITED)
--------------------------------------------------------------------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                               $     8,510
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                                         2,885
     DEFERRED REVENUE                                                     8,571
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                      19,966
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                                       --
     COMMON STOCK: $.001 PAR VALUE
       25,000,000 SHARES AUTHORIZED,
       15,421,282 SHARES ISSUED AND OUTSTANDING                          15,421
       PAID IN CAPITAL                                                2,906,289
     ACCUMULATED DEFICIT                                             (2,778,523)
                                                                    -----------
                                                                        143,187

     LESS TREASURY STOCK, AT COST, (30,000 COMMON SHARES)                (5,0000
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY                                    138,187
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   158,153
                                                                    ===========




              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                                    FOR THE THREE MONTHS ENDED
LONGPORT, INC. AND SUBSIDIARY                                  JUNE 30,
CONSOLIDATED CONDENSED STATEMENTS OF                   1998             1997
OPERATIONS                                         (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                        $      4,408      $      3,874
     MEDICAL EQUIPMENT RENTALS                          3,525             4,675
     MANAGEMENT FEES                                   29,000            26,240
     LICENSE FEES                                      45,429              --
                                                 ------------      ------------

          TOTAL REVENUES                               82,362            34,789
                                                 ------------      ------------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                         697             1,275
     COST OF MEDICAL EQUIPMENT RENTALS                  2,625               700
     GENERAL AND ADMINISTRATIVE                       199,049            76,170
                                                 ------------      ------------

          TOTAL OPERATING EXPENSES                    202,371            78,145
                                                 ------------      ------------

          OPERATING INCOME (LOSS)                    (120,009)          (43,356)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
     OTHER EXPENSE                                       --                (691)
     GAIN (LOSS) ON DISPOSAL OF ASSETS                   --              (3,900)
                                                 ------------      ------------
          TOTAL OTHER INCOME (EXPENSE)                   --              (4,591)
                                                 ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    (120,009)          (47,947)

PROVISION FOR INCOME TAXES                               --                --
                                                 ------------      ------------

NET LOSS                                         ($   120,009)     ($    47,947)
                                                 ============      ============


NET LOSS PER SHARE OF COMMON STOCK:
     BASIC                                        $     (0.01)      $      --
     DILUTED                                      $     (0.01)      $      --


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
     BASIC                                         15,387,326        13,766,496
     DILUTED                                       15,387,326        13,766,496



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                                        FOR THE SIX MONTHS ENDED
LONGPORT, INC. AND SUBSIDIARY                                   JUNE 30,
CONSOLIDATED CONDENSED STATEMENTS OF                      1998          1997
OPERATIONS                                             (UNAUDITED)   (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                        $      5,751      $      7,094
     MEDICAL EQUIPMENT RENTALS                          5,925            12,670
     MANAGEMENT FEES                                   54,500            51,740
     LICENSE FEES                                      83,429              --
                                                 ------------      ------------

          TOTAL REVENUES                              149,605            71,504
                                                 ------------      ------------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                       3,404             2,683
     COST OF MEDICAL EQUIPMENT RENTALS                  2,925             2,214
     GENERAL AND ADMINISTRATIVE                       434,926           162,701
                                                 ------------      ------------

          TOTAL OPERATING EXPENSES                    441,255           167,598
                                                 ------------      ------------

          OPERATING INCOME (LOSS)                    (291,650)          (96,094)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                     --                 325
     OTHER EXPENSE                                       --                (751)
     GAIN (LOSS) ON DISPOSAL OF ASSETS                   --              (3,900)
     INTEREST EXPENSE                                    --                (318)
                                                 ------------      ------------
          TOTAL OTHER INCOME (EXPENSE)                   --              (4,644)
                                                 ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    (291,650)         (100,738)

PROVISION FOR INCOME TAXES                               --                (482)
                                                 ------------      ------------
NET LOSS                                         ($   291,650)     ($   101,220)
                                                 ============      ============


NET LOSS PER SHARE OF COMMON STOCK:
       BASIC                                     ($      0.02)     ($      0.01)
       DILUTED                                   ($      0.02)     ($      0.01)


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
       BASIC                                       15,172,193        13,420,428
       DILUTED                                     15,172,193        13,420,428



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                                       FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
LONGPORT, INC. AND SUBSIDIARY                            1998           1997
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS        (UNAUDITED)   (UNAUDITED)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                      ($291,650)   ($101,220)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                        12,000       49,663
       GAIN ON EQUIPMENT DISPOSAL                             --          3,600
       PROVISION FOR BAD DEBTS                                --          3,600
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) IN ACCOUNTS RECEIVABLE                    (1,620)      (9,595)
       (INCREASE) DECREASE IN OTHER RECEIVABLES              1,200         (325)
       DECREASE IN PREPAID EXPENSES                         14,000         --
       (INCREASE) IN INVENTORIES                            (1,200)        (327)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                               7,120       (7,447)
                                                         ---------    ---------

NET CASH (USED) BY OPERATING ACTIVITIES                   (260,150)     (62,051)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                   (9,000)     (15,775)
     PROCEEDS FROM ASSET DISPOSAL                             --          3,600
     PAYMENTS RECEIVED ON NOTES RECEIVABLE                   7,500       13,750
                                                         ---------    ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            (1,500)       1,575
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                      --        (55,200)
     ISSUANCE OF COMMON STOCK                              229,000      120,400
                                                         ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  229,000       65,200
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (32,650)       4,724

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                              36,397        2,925
                                                         ---------    ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   3,747    $   7,649
                                                         =========    =========




              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                                       FOR THE SIX MONTHS ENDED
LONGPORT, INC. AND SUBSIDIARY                                   JUNE 30,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS           1998           1997
                                                      (UNAUDITED)    (UNAUDITED)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                       $  --         $  318
          INCOME TAXES                                      --            481

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR MEDICAL EQUIPMENT         $62,500       $  --
       COMMON STOCK ISSUED FOR DEBT RETIREMENT              --          4,800
       COMMON STOCK RETURNED TO TREASURY IN
            EXCHANGE FOR EQUIPMENT                          --          3,600



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                          LONGPORT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1997 previously filed with the Securities and Exchange Commission.

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

     The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and warrants would be antidilutive. Options and warrants to purchase 1,379,714 and 1,429,714 shares of common stock at June 30, 1998 and 1997, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

     The Company's stability and focus can be seen in the comparison of three figures in its balance Sheet: Medical Equipment, Total Current Liabilities, and Stockholders' Equity. Medical equipment has better than doubled since June 30, 1997, reflecting the purchase of additional Scanners for research projects. The Company now has Scanners at the West Jersey and West Hudson Wound Healing Centers, and multiple Scanner committed to various research projects. Management plans to continue producing prototype Scanners for research projects as needed.

     The Company's Current Liabilities have been reduced to one third of its level as of June 30, 1997. Management does not expect to incur significant liabilities in the future. As for the stockholders' equity, it continues to climb, $138,167 for 1998 versus $117,381 for 1997.

The six months ended June 30, 1998 vs. the six months ended June 30, 1997

     Comparison of the Company's operations for the six month period essentially follows that of the three month period comparison described above. The Company has better than doubled revenues for the six month period in 1998, as compared to 1997. However, since the increase can be attributed to the revenues from Licensing Fees, which did not exist in 1997, the figures are not proper for comparison. The same holds true for the expenses, which also more than doubled for 1998, as compared to 1997. This increase is directly related to the research and development of the scanner technology. These figures do not make a fair comparison, since the Company did not obtain the additional rights to the technology until after June 30, 1997, and thus did not have as great a focus on the development of the technology as presently.

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

Liquidity and Capital Resources

     As of June 30, 1998, the Company's Current Liabilities were $19,996, with no long term debt. The Company has sold additional shares of its Common Stock to private investors, who were already shareholders. Management anticipates that it will have to sell additional shares of restricted Common Stock to fund any expansions of the business and the development of the Scanner technology. Management does not expect to incur any significant short-term or long-term debts within the next twelve months.

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


                                            Longport, Inc.


Dated: August 26, 1998                  /s/ James R. McGonigle
                                            ------------------------------------
                                            James R. McGonigle
                                            President/Chief Accounting Officer


                                        /s/ Peter E. Cavanaugh
                                            -----------------------------------
                                            Peter E. Cavanaugh
                                            Vice President