Form 10QSB
period 1998-09-30
LONGPORT INC
filed 1998-10-19
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

[ ]  Transition  report  pursuant to section 13 or 15(d) of the  Exchange Act of
     1934

     For the transition period from_________________ to___________________.

                          Commission file No. 33-75236

                                 LONGPORT, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             23-2715528
            --------                                             ----------
(State or other jurisdiction of                              IRS Employer ID No.
Incorporation or organization)

791 South Chester Rd. Swarthmore, Pa. 19081
(Address of principal executive offices)


                                  610-328-5006
               (Registrants telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No

As of September 30, 1998, 15,591,282 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                   FORM 10-QSB


                                      INDEX

Part I.  Financial Information

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet
             as of September 30, 1998                                       1-2

             Consolidated Condensed Statements of
             Operations for the three months
             and nine months ended September 30,
             1998 and 1997                                                  3-4

             Consolidated  Condensed  Statements  of Cash
             Flows for the nine  months  ended  September
             30, 1998 and 1997                                              5-6

             Notes to Consolidated Condensed Financial Statements             7

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                     8-11

Part II. Other Information and Signatures                                 12-13

LONGPORT, INC. AND SUBSIDIARY                                 SEPTEMBER 30, 1998
CONSOLIDATED CONDENSED BALANCE SHEET                              (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
     CASH                                                          $  51,509
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                                          66,802
       INTEREST AND OTHER                                              1,887
     PREPAID EXPENSES                                                  2,750
     INVENTORIES                                                       3,400
     NOTE RECEIVABLE                                                   7,500
                                                                   ---------

          TOTAL CURRENT ASSETS                                       133,848
                                                                   ---------


PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                               394,148
     COMPUTER EQUIPMENT                                                6,615
     OFFICE FURNITURE AND EQUIPMENT                                    7,901

                                                                   ---------
                                                                     408,664
     LESS ACCUMULATED DEPRECIATION                                  (272,867)
                                                                   ---------

          NET PROPERTY AND EQUIPMENT                                 135,797
                                                                   ---------


OTHER ASSETS:
     NOTES RECEIVABLE
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $33,333                                        16,667

                                                                   ---------
          TOTAL OTHER ASSETS                                          16,667

                                                                   ---------
          TOTAL ASSETS                                             $ 286,312
                                                                   =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

LONGPORT, INC. AND SUBSIDIARY                                SEPTEMBER 30, 1998
CONSOLIDATED CONDENSED BALANCE SHEET                             (UNAUDITED)
--------------------------------------------------------------------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                            $    36,066
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                                      7,313
     DEFERRED REVENUE                                                 12,286
                                                                 -----------
          TOTAL CURRENT LIABILITIES                                   55,665


LONG-TERM DEBT, NET OF CURRENT PORTION                                     0
                                                                 -----------


COMMITMENTS AND CONTINGENCIES                                           --

STOCKHOLDER'S EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                                    --
     COMMON STOCK: $.001 PAR VALUE
       25,000,000 SHARES AUTHORIZED,
       15,591,282 SHARES ISSUED & OUTSTANDING                         15,591
     PAID IN CAPITAL                                               2,958,119
     ACCUMULATED DEFICIT                                          (2,738,063)
                                                                 ===========
                                                                     235,647
     LESS TREASURY STOCK, AT COST (30,000 COMMON SHARES)              (5,000)
                                                                 -----------
          TOTAL STOCKHOLDERS' EQUITY                                 230,647
                                                                 ===========
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $   286,312
                                                                 ===========



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                                      FOR THE THREE MONTHS
LONGPORT, INC. AND SUBSIDIARY                          ENDED SEPTEMBER 30,
CONSOLIDATED CONDENSED STATEMENTS OF                1998               1997
OPERATIONS                                                (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                        $      2,621      $      1,805
     MEDICAL EQUIPMENT RENTALS                          4,325               800
     MANAGEMENT FEES                                   21,472            27,849
     LICENSE FEES                                      33,214              --
     TERRITORIAL LICENSE FEES                          75,500              --
                                                 ------------      ------------
          TOTAL REVENUES                              137,132            30,454
                                                 ------------      ------------


OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                        --               2,380
     COST OF MEDICAL EQUIPMENT RENTALS                  3,223             2,500
     GENERAL AND ADMINISTRATIVE                       105,009            60,649
                                                 ------------      ------------

          TOTAL OPERATING EXPENSES                    108,232            65,529


                                                 ------------      ------------
          OPERATING INCOME (LOSS)                      28,900           (35,075)
                                                 ------------      ------------


OTHER INCOME (EXPENSE):
     OTHER EXPENSE                                                          (93)
                                                 ------------      ------------
          TOTAL OTHER INCOME (EXPENSE)                      0               (93)
                                                 ------------      ------------


INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                      28,900           (35,168)

PROVISION FOR INCOME TAXES                               --               1,696
                                                 ------------      ------------


NET INCOME (LOSS)                                $     28,900      ($    36,864)
                                                 ============      ============


NET LOSS PER SHARE OF COMMON STOCK:
     BASIC                                       $       0.00      $       0.00
     DILUTED                                     $       0.00      $       0.00

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
     BASIC                                         15,478,130        11,967,532
     DILUTED                                       15,478,130        11,967,532


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                                                    FOR THE NINE MONTHS ENDED
LONGPORT, INC. AND SUBSIDIARY                             SEPTEMBER 30,
CONSOLIDATED CONDENSED STATEMENTS OF                 1998              1997
OPERATIONS                                        (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                               7,844      $      8,899
     MEDICAL EQUIPMENT RENTALS                          7,525            13,470
     MANAGEMENT FEES                                   76,500            79,590
     LICENSE FEES                                     125,214              --
     TERRITORIAL LICENSE FEES                          75,500              --
                                                 ------------      ------------
          TOTAL REVENUES                              292,583           101,959
                                                 ============      ============

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                       3,403             6,278
     COST OF MEDICAL EQUIPMENT RENTALS                  5,024             3,500
     GENERAL AND ADMINISTRATIVE                       535,346           223,349
                                                 ------------      ------------

          TOTAL OPERATING EXPENSES                    543,773           233,127

                                                 ============      ============
          OPERATING INCOME (LOSS)                    (251,190)         (131,168)
                                                 ------------      ------------


OTHER INCOME (EXPENSE):
     INTEREST INCOME                                     --                 325
     OTHER EXPENSE                                       --                (845)
     GAIN (LOSS) ON DISPOSAL OF ASSETS                   --              (3,900)
     INTEREST EXPENSE                                    --                (318)
                                                 ------------      ------------
          TOTAL OTHER INCOME (EXPENSE)                      0            (4,738)
                                                 ============      ============

(LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    (251,190)         (135,906)

PROVISION FOR INCOME TAXES                               --               2,177
                                                 ------------      ------------

NET LOSS                                         ($   251,190)     ($   138,083)
                                                 ============      ============

NET LOSS PER SHARE OF COMMON STOCK:
     BASIC                                       ($      0.02)     ($      0.01)
     DILUTED                                     ($      0.02)     ($      0.01)

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
     BASIC                                         15,275,294        12,359,734
     DILUTED                                       15,275,294        12,359,734

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                                                       FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
LONGPORT, INC. AND SUBSIDIARY                              1998          1997
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS         (UNAUDITED)  (UNAUDITED)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                      ($251,190)   ($138,083)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                        18,000       65,482
       GAIN ON EQUIPMENT DISPOSAL                                         3,900
       PROVISION FOR BAD DEBTS                                            4,300
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) IN ACCOUNTS RECEIVABLE                   (62,526)      (9,595)
       DECREASE IN OTHER RECEIVABLES                         1,200        2,684
       DECREASE IN PREPAID EXPENSES                         16,750
       (INCREASE) IN INVENTORIES                            (1,200)        (329)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                              42,818      (15,687)
                                                         ---------    ---------

NET CASH (USED) BY OPERATING ACTIVITIES                   (236,148)     (87,328)
                                                         ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                 (103,490)     (15,775)
     PROCEEDS FROM ASSET DISPOSAL                             --          3,600
     PAYMENTS RECEIVED ON NOTES RECEIVABLE                  11,250       13,750
                                                         ---------    ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (92,240)       1,575
                                                         ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM BORROWING                                              2,000
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                      --        (55,200)
     ISSUANCE OF COMMON STOCK AND WARRANTS                 343,500      141,400

                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  343,500       88,200
                                                         ---------    ---------


NET INCREASE  IN CASH AND
     CASH EQUIVALENTS                                       15,112        2,447

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                              36,397        2,925
                                                         =========    =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  51,509    $   5,372
                                                         =========    =========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
LONGPORT, INC. AND SUBSIDIARY                             1998          1997
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS        (UNAUDITED)   (UNAUDITED)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                           --       $   318
          INCOME TAXES                                       --         2,177

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR MEDICAL EQUIPMENT          $62,500        --
       COMMON STOCK ISSUED FOR DEBT RETIREMENT               --         4,800
       COMMON STOCK RETURNED TO TREASURY IN
            EXCHANGE FOR EQUIPMENT                           --         3,600




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                          LONGPORT, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1997 previously filed with the Securities and Exchange Commission.


2. As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

     Basicearnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and warrants would be antidilutive. Options and warrants to purchase 1,185,714 and 1,429,714 shares of common stock at September 30, 1998 and 1997 respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

                 The three months ended September 30, 1998 vs.
                   the three months ended September 30, 1997.
                   ------------------------------------------

     The Company's operations have undergone a significant transformation as management has become more focused on the development of the Scanner technology. This development has been the driving force behind the dramatic increase in general and administrative expenses. This has also been a driving force behind the Company's increased revenues, which more than doubled from the three-month period for 1997. The Company's revenues from Management Fees, through the wound centers at West Jersey Health System's Camden hospital and West Hudson Hospital, have been far eclipsed by the licensing fees that are related to the Company=s general wound healing programs, including the scanner and the topical hyperbaric oxygen products. The Company's regular expenses, such as salaries and general office expenses remain essentially unchanged from month to month, with the increase coming from expenses related to the development and refinement of the scanner.

     Overall, the Company's revenues more than quadrupled from the same period of 1997, $137,132 for 1998, compared to $30,454 for 1997. The increase resulted primarily from two sources. The sale of territorial licenses resulted in revenue of $75,500, and licensing fees produced $33,214. Unfortunately, there was no similar revenue stream for licensing fees in 1997, so these figures cannot be adequately compared. The revenues for management fees remain essentially static, but product sales and rentals increased by $4,541.

     The Company's general and administrative expenses have increased rather dramatically between the two periods, nearly doubling from the figure for 1997, $60,649 versus $105,009 for 1998. Management believes that these figures are not proper comparisons regarding the Company=s performance since the level of activity directed towards the Scanner has changed as a result of the Company=s securing full patent and intellectual property rights after June 30, 1997. The Company=s expenses related to daily business activities has not increased, as evidenced by the static nature of the cost of medical supplies and equipment rentals. The increases in general and administrative expenses are directly related to the Scanner's development.

     The Company's stability and focus can be seen in the comparison of three figures in its balance Sheet: Medical Equipment, Total Current Liabilities, and Stockholders' Equity. Medical equipment has better than tripled since September 30, 1997, reflecting the purchase of additional Scanners for research projects. The Company now has Scanners at the West Jersey and West Hudson Wound Healing Centers, and multiple Scanners committed to various research projects. Management is in the final stages of submitting the Scanner as a finished product for Federal Drug Administration approval.

                  The nine months ended September 30, 1998 vs.
                    the nine months ended September 30, 1997
                    ----------------------------------------

     Comparison of the Company's operations for the nine-month period essentially follows that of the three-month period comparison described above. The Company has almost tripled revenues for the nine-month period in 1998, as compared to 1997. However, since the increase can be attributed to the revenues from licensing fees, which did not exist in 1997, the figures are not proper for comparison. The same holds true for the expenses, which also more than doubled for 1998, as compared to 1997. This increase is directly related to the research and development of the scanner technology. These figures do not make a fair comparison, since the Company did not obtain the additional rights to the technology until after June 30, 1997, and thus did not have as great a focus on the development of the technology as it presently has.

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

     Cash flow problems essentially no longer exist. The revenues currently coming in permit the Company to meet its regular obligations, including salaries. The Company seeks outside sources for additional Capital as needed to fund research projects or significant portions of the Scanner development projects. Otherwise, the Company utilizes the cash remaining on a monthly basis to support ongoing research and marketing activities. Management intends to negotiate future relationships that will not damage the Company's current cash flow, or incur significant expenses. See Liquidity and Capital Resources and
Part II. Legal Proceedings.

     Overall, the Company anticipates growth in revenues in 1998. Management looks to create new relationships that will increase revenues, while controlling the Company's expenses and debt. The Company continues to explore the possibility of additional equity financing to provide additional capital, for the development of the Scanner technology and the expansion of the business, but can make no assurances that financing can be obtained.

Liquidity and Capital Resources

     The Company's Current Liabilities are approximately at the same level as that of September 30, 1997. Management does not expect to incur significant liabilities in the future. As for the stockholders' equity, it has increased to $230,647 for 1998 versus $101,518 for 1997.




     As of September 30, 1998, the Company's Current Liabilities were $55,665, with no long-term debt. The Company has sold additional shares of its Common Stock to private investors, who were already shareholders. Management anticipates that it will have to sell additional shares of restricted Common Stock to fund any expansions of the business and the development of the Scanner technology. Management does not expect to incur any significant short-term or long-term debt within the next twelve months.

     The Company raised capital through the private sale of common stock to current shareholders through September 30, 1998. In July, an option was exercised for 100,000 shares at $.10 per share, and in September, the Company sold 70,000 shares at $.60 per share.

     The Company anticipates growth from additional license agreements, management fees, and sales and rentals of equipment during 1998. New license agreements and Wound Healing Center contracts will essentially mirror the agreements the Company now has in place. The Company intends to continue its practice of acting as a management consultant to healthcare providers, for a fixed monthly fee. In addition, the Company continues to explore the possibility of public or private placements of its common stock, but cannot provide any assurance that any such financing can be obtained.

     The Company learned that Medicare Region D is challenging payments made to the Company's closed subsidiary, Longport Medical, Inc. during 1995 and 1994. All amounts paid are being challenged and Management does not yet know whether any amounts will need to be repaid to Medicare. As of September 30, 1998, no hearing date has been scheduled.

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


                                            Longport, Inc.


Dated: October 5, 1998                      ------------------------------------
                                            James R. McGonigle
                                            President/Chief Accounting Officer


                                            ------------------------------------
                                            Peter E. Cavanaugh
                                            Vice President