Form 10KSB
period 1998-12-31
LONGPORT INC
filed 1999-04-14
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal  year  ended  December  31,  1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee  Required]

For the  transition  period from  _______________  to ________________ .


Commission File No. 33-75236


                                 LONGPORT, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Delaware                                          23-2715528
-------------------------------                        -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification  Number)


791 South Chester Road
Swarthmore, Pennsylvania                                        19081
---------------------------------------                 ---------------------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number:  (610) 328-5006

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                          $.001 Par Value Common Stock
                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of Class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No
                                      -----       -----

     As of March 15, 1999, 16,160,949 shares of the Registrant's $.001 par value Common Stock were outstanding. As of April 9, 1999, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $17,231,054 based upon a closing bid price of $1.90 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenue for its most recent fiscal year was $347,776.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Business

     The Company has been assigned the patent and intellectual property right to a soft tissue ultrasound scanner ("Scanner") developed at the United Medical and Dental Schools of Guy's and St. Thomas's Hospitals ("UMDS") located in London, England. The Scanner produces a high resolution image of the skin and the tissue up to two centimeters below the skin allowing clinicians to check the status of a wound, and the surrounding tissue, without having to incise the patient or put a probing device in the fragile wound bed. When used with a coupling gel, the Scanner can penetrate certain types of wound dressings and produce an image, thus avoiding risks of infection and protecting the wound surface during the scanning process.

     Traditional low-frequency ultrasound equipment, costing $150,000 to $350,000, is generally unable to image thin structures like skin. The Company believes that the Scanner's ability to produce high-resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, is unique.

     Ultrasound has been used for medical images for many years and has proven to be a safe, effective imaging device. Using sound waves emitted at frequencies well above the normal human ear response, echoed signals are converted into graphic images and displayed on a monitor. Computer programs that support ultrasound imaging use algorithms to document dimensions of areas being scanned. These measurements provide a baseline that the system and the clinician can use to compare to other scans. The Scanner shares these characteristics which are common to all ultrasound imaging equipment, but utilizes high frequency ultrasound at 20 MHz to provide high resolution images at depths of up to 2 centimeters. This compares to the ultrasound frequency used to scan fetal images, which generally ranges from 4 to 7 MHz. Conventional ultrasound equipment utilizes up to 10 MHz.

     The depth used by the Scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, wounds on the ankle require an image depth of only 2 to 4 millimeters, an area generally too small to resolve using conventional imaging technology, but ideally suited to the use of the Scanner. The Scanner provides a clinician with a clear picture, at 65 by 200 microns, of the entire wound area. Consequently, the clinician need not disturb the wound with invasive procedures that can cause additional damage. Since wounds develop and begin to heal from the inside, underneath the skin surface, the ability to observe the entire wound, up to 2 centimeters deep, gives clinicians a much better understanding of the patient's tissue. The ability to observe minute changes just below the skin's surface during the early stages of treatment gives the clinician a picture of the wound's status and allows them to evaluate the treatment's success faster than current methods permit. The Scanner uses a proprietary software program to allow the clinician to objectively measure changes in the wound. The ability to track the healing process becomes critical during the early stages of a treatment program. The Company believes that with the Scanner, a clinician can identify the status of healing within days of starting treatment, instead of waiting up to a month for changes to appear on the wound surface. This helps clinicians quickly determine whether protocol changes are required, helping to decrease the healing time.

     The Scanner weighs 15 pounds and is similar in dimensions to a laptop computer. The Company's proposed monthly fees of approximately $2,000 per month is expected to make the Scanner cost effective for dermatological surgeons, podiatrists, family practitioners and doctors of sports medicine.

Government Regulation

     The Company must obtain clearance from the FDA to market the Scanner. The research, development, testing, production and marketing of new medical products are subject to extensive government regulation in the United States. Noncompliance with these regulations may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical studies or commercial distribution of the device, civil penalties or fines and criminal prosecution.

     There are two  primary  paths to  obtaining  FDA  clearance  to market  the
Scanner: 510(k) premarket clearance or an approved Premarket Approval Application. The path through which the device travels to market clearance has significant impacts with regard to time and cost, as illustrated at right. Obtaining 510(k) clearance usually takes between six and 18 months. This compares to the one to ten years generally required to obtain approval of a Premarket Approval Application. Management believes (but cannot assure) that the Scanner will qualify for 510(k) clearance.

     According to the Food, Drug and Cosmetic Act (the "FDA Act"), a medical device will be classified as either a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, record-keeping requirements, labeling requirements and "Good Manufacturing Practices" (as such term is defined in the FDA Act). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such pre-market approval can involve extensive pre-clinical and clinical testing to prove safety and effectiveness of the devices.

     All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket clearance or an approved Premarket Approval Application ("PMA"). A product qualifies for a 510(k) pre-market notification clearance if it is substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed medical device. If a product is not substantially equivalent to such a device, the FDA must first approve a PMA application before it can be marketed. An approved PMA application indicates that the FDA has determined the. device as been proven, through the submission of clinical data and supporting information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and requires the submission of significant quantities of clinical data and supporting information, while the process of obtaining 510(k) clearance typically takes less than one year and involves the submission of less clinical data and supporting information.

     An entity must file with FDA even if the device is simply "new" to the particular entity, and is otherwise a well-known device in the marketplace. Since the Scanner, if it achieves commercial viability, will be introduced into commerce within the United States for the first time by the Company, it will be considered a "new device" under the FDA regulations and will require appropriate filing with the FDA. The FDA has already classified and approved other diagnostic ultrasound devices that the Company believes are substantially equivalent to the Scanner, as Class II medical devices. The Company expects that a 510(k) premarket approval notification clearance will be required and has completed all necessary filings, including the identification of the legally marketed device that is the most equivalent with the Scanner.

Marketing

     The Company will focus its initial marketing efforts on capturing customers that will use the Scanner for its wound healing applications. This includes markets for skin ulcer, diabetes, and trauma wound treatments. Wound management, the process of treating various types of wounds, is an expanding and increasingly important area of concern for the medical profession. The cost of treating chronic wounds alone has been estimated at $5 billion to $7 billion annually. Healthcare providers in the US spent nearly $2 billion on wound management products in 1998, with sales internationally in excess of $6 billion. The combined segments are expected to grow to over $9 billion by the year 2002.

     Over $90 billion per year is spent on treating America's diabetic population. With more than 625,000 new cases per year, the Company believes there is value for a device that accelerates diagnosis of diabetic wounds. Having a view of the wound and surrounding tissue is expected to materially reduce the risks of amputations, thereby increasing the survival rate.

Competition

     Diagnostic imaging solutions compete primarily on the basis of diagnostic value, imaging performance, reliability, ease of use and price. The Company believes that the Scanner will be proven to have the ability to deliver each of these criteria. Nevertheless, the Company faces current and potential competitors, including MRI producers, ultrasound manufacturers, and X-ray based topography solutions. Moreover, current and potential diagnostic imaging modalities such as those described below pose a significant competitive risk to the Company:

     a. Existing (Low Frequency) Ultrasound Manufacturers - Traditional ultrasound technology is used regularly for a number of clinical applications. Several types of ultrasound exist currently, including pulsed ultrasound, continuous wave "Doppler" ultrasound and real-time ultrasound. Each variation is particularly suited to certain applications. For instance, "Doppler" ultrasound is used to record changes in a fetal heart while pulsed ultrasound can be used to resolve images of the abdomen. The Scanner is significantly less expensive to operate and smaller in size than traditional ultrasound devices.

     b. Magnetic Resonance Imaging (MRI) - Magnetic resonance imaging is used in medical settings to produce high quality images of the inside of the body. MRI is based on the principles of nuclear magnetic resonance (NMR), a technique originally used by chemists and physicists to obtain microscopic chemical and physical information about molecules. In the Company's opinion, the costs, space requirements and resolution capabilities of the Scanner are superior to MRI.

     c. Conventional X-Ray - X-ray systems pass radiation through an area of a patient to a shielded photographic plate. Due to the health risks associated with exposure to ionizing radiation, operating x-ray equipment requires a controlled environment and trained professionals. Additionally, operating x-ray equipment requires film and in many cases, board certified radiologists. Despite these barriers x-ray technologies is effective for a number of applications, including skeletal examinations and mammography. However, x-rays cannot image thin tissue structures.

Technology Transfer Agreements

     In December 1997 the Company entered into two Technology Transfer Agreements (the "Agreements") with the United Medical and Dental Schools of St. Guy's and St. Thomas's Hospitals ("UMDS") and Square Wave Systems, Ltd. ("SWS") pursuant to which UMDS and SWS assigned all of their right, title and interest in and to an international patent application and a South African patent application (the "Patents") covering certain technology associated with the Scanner. The Agreements provide the Company with the exclusive and world wide rights to the use of the Scanner technology underlying the Patents for medical applications only. UMDS and SWS retained the rights to all other uses for the Patents. However, in the case of the fractal analysis software, a software component of the Scanner which is used to analyze, determine and graphically display the fractal nature of a reflected image generated from a Scanner, the Company's rights are limited to the use of software solely in a high frequency ultra sound skin scanner. In consideration of the assignment of the technology pursuant to the Agreements, the Company agreed to pay to UMDS and SWS, in the aggregate, 3% of the Company's gross revenues for the five year period commencing at such time as the FDA grants marketing permission to the Company with respect to the Scanner. The Company also agreed to pay all costs associated with maintaining and renewing the Patents and all costs associated with obtaining FDA marketing permission for the Scanner.

     In the event the Company defaults under the payment or any other terms of the Agreements, UMDS and SWS are granted the right to market the technology underlying the Patents and the Scanner in direct competition to the Company.

     There can be no assurance that the Patents will afford protection against competitors with similar technology, that the Patents will not be infringed upon or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Patents will not inadvertently infringe upon the patents of others, or that others will not manufacture and distribute similar scanners upon expiration of the Patents. There can also be no assurance that the Patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues.

Employees

     The Company employs three full time employees, including its executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases approximately 1,000 square feet of office space at 791 South Chester Road, Swarthmore, Pennsylvania on a 12-month lease expiring on December 31, 1999 at $725 per month.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is the Plaintiff in an action entitled Longport, Inc., et al v. Rosner, Bresler, Goodman & Buckholz, et al., Civil Action No. 002989, filed in 1997 in the Philadelphia Court of Common Pleas. The action alleges wrongful use of civil proceedings and civil conspiracy against the defendants, and seeks compensatory and punitive damages.

     In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit Overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company has appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999. The Administrative Law Judge reviewed fourteen cases out of approximately 500 cases in dispute. The Administrative Law Judge rendered his decision on February 18, 1999 regarding the fourteen cases as follows:

     A.   Five cases were dismissed.

     B. Three cases were decided as partially unfavorable resulting in an overpayment of $1,434 and two cases which need to be recalculated.

     C. Six cases were decided as unfavorable resulting in an overpayment of $6,420.

     The other cases were not reviewed and the Company does not know if they will be reviewed by the Administrative Law Judge. The Company has the right to appeal the Administrative Law Judge's decision with the Appeals Council. The Appeal must be written and filed within sixty days. The Company currently plans to appeal the Administrative Law Judge's decision. The Company is unable to predict the outcome of the Appeal. However, Management believes that there were no Medicare Benefit Overpayments in 1994 and 1995 and will vigorously defend its position.

     Payment of any judgement or settlement in connection with the Medicare Benefit Overpayments Appeal together with the costs of defending the Appeal, could adversely affect the Company's results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock has traded on the Electronic Bulletin Board of the National Quotation Bureau under the symbol "LPTI" since September 7, 1994.

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by the National Quotation Bureau, but does not include retail markup, markdown or commissions.

                                                     Price
                                            -----------------------
By Quarter Ended:                              High          Low
                                            ---------     ---------

Fiscal 1997
March 31, 1997                              $     .31     $     .06
June 30, 1997                               $     .31     $     .06
September 30, 1997                          $     .50     $     .06
December 31, 1997                           $    2.00     $     .31

Fiscal 1998
March 31, 1998                              $    1.62     $     .88
June 30, 1998                               $    2.62     $    1.56
September 30, 1998                          $    2.12     $     .75
December 31, 1998                           $    2.00     $     .56

Fiscal 1999
March 31, 1999 (through March 15, 1999)     $    1.80     $    1.20

     As of March 15, 1999, there were 16,160,949 shares of Common Stock outstanding held by approximately 325 record and beneficial stockholders.

Transfer Agent and Warrant Agent

     The Company has appointed Corporate Stock Transfer, Inc., 370 17th Street, Suite 2350, Denver, Colorado 80202, as its transfer agent and warrant agent.

Dividends

     The Company has not paid dividends on its Common Stock since inception and does not plan to pay dividends in the foreseeable future. Earnings, if any, will be retained to finance growth.

Limitation on Liability

     The Company's Certificate of Incorporation provides that a director shall not be personally liable to the Company or its stockholders for any action taken or any failure to act to the full extent permitted by the Delaware law. The effect of this provision is to eliminate the rights of the Company and its stockholders, through stockholders' derivative suits on behalf of the Company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior. This provision does not limit or eliminate the rights of the Company or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care or to seek monetary damages for (i) a violation of criminal law, (ii) unlawful payment of dividends or other distribution under Delaware law, (iii) a transaction in which a director derived an improper personal benefit, (iv) willful misconduct, or (v) reckless, malicious or wanton acts.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues for 1998 were $347,776 compared to $171,786 for 1997. While revenues from medical supplies and equipment sales and rentals decreased, revenues generated from wound center management fees remained essentially the same, $109,500 and $102,000, respectively. Licensing and marketing fees for 1998 were $219,500, compared to $34,000 in 1997. This change reflects the shift in the Company's business philosophy from reliance on sales and rentals. The Company expects licensing and marketing fees to increase in the future.

     Total expenses increased to $2,431,472 in 1998 from $365,357 in 1997. Operating expenses for 1998 include compensation from the issuance of stock options, totaling $1,087,000 and $643,583 in compensation paid in Common Stock for services rendered in research and development. This increase reflects the Company's commitment to the development of the Scanner technology. The Company expects research and development expenses related to the Scanner to increase over time, as these expenses are necessary to seeking FDA clearance to market the Scanner.

     The Company experienced a net loss of $2,085,306 in 1998, compared to a $214,681 loss for 1997, an 871% increase. However, $1,730,583 of the loss for 1998 was due to the issuance of stock options and compensation paid in Common Stock, as noted in the preceding paragraph. The Company does not anticipate incurring similar extraordinary expenses in the future.

     During 1998, the Company continued to foster new growth under its services-oriented plan. In 1998, the Company focused its efforts on obtaining licensing and marketing agreements. These agreements entitle the Licensees to market the Company's programs and Scanner, upon 510(k) clearance from the FDA. The Company anticipates an increase in revenues in 1999, mainly through marketing and licensing agreements.

Liquidity and Capital Resources

     In 1998, the Company sold a total of 719,667 shares of its restricted Common Stock to current and new shareholders. The shares were sold between $.50 and $.80 per share, netting the Company a total of $416,580.

Year 2000 Issues

     Many computers, software programs and other equipment with embedded computer chips (systems) in use today utilize two digits to specify the year, such as "98" for 1998 (the Y2K issue). As a result of the Y2K issue, such systems may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the date "00" may cause system(s) failure(s) or miscalculations causing disruptions of the Company's operations.

     In early 1998 the Company began formulating a comprehensive plan to assess the Company's Y2K issues. The plan calls for the identification of those systems, both internal and external, which are critical to the Company's ability to continue normal operations, the assessment of any required remediation (including any upgrading, modification and replacement of computer hardware and software and adequate testing to ensure Y2K compliance), and the resources needed to bring those critical systems into Y2K compliance.

     The internal systems under evaluation include the Company's accounting, data processing, telephone and other miscellaneous information technology systems, as well as alarm systems, printers, fax machines and modems. The
Company believes that it has identified the internal systems that are susceptible to failure or potential processing errors as a result of the Y2K issue. The Company is concentrating its Y2K efforts on these systems. The Company anticipates that its Y2K identification, assessment and remediation efforts for critical internal systems will be completed by June 30, 1999. However, testing for Y2K compliance will be an ongoing process.

     The Company believes that its computer hardware and related peripherals are currently Y2K compliant based upon representations made by the providers of such equipment. The Company also believes that its accounting and payroll software systems are Y2K compliant and testing to ensure such compliance will be completed by June 30, 1999.

     The Company is reviewing, and has initiated written communications with, other third parties providing goods or services, such as financial institutions and utility companies, which may be critical to the Company's operations to: (i) ascertain the extent to which the Company may be exposed to adverse effects for any failure by such third parties to remediate their Y2K issues; and (ii) resolve, to the extent practicable, such problems. However, the Company has no control over and has only limited ability to influence such third parties' Y2K compliance. The failure of such third parties to achieve Y2K compliance in a timely manner and the potential inability to replace such a third party provider, could adversely impact the Company's operations.

     The Company currently estimates that the total identifiable cost of its Y2K compliance effort will not exceed $10,000. As of December 31, 1998, the Company has incurred approximately $5,000 to upgrade its computer hardware and software. The Company does not track personnel costs associated with its Y2K compliance effort. The Company expects to fund Y2K expenditures from internal sources.

     Based on the progress made to date and its timetable for further progress in attaining Y2K compliance, the Company does not currently anticipate any significant risks associated with its Y2K issues. However, management believes that it is not possible to determine with absolute certainty that all Y2K issues pertaining to the Company have or will be identified and corrected. Because the assessment of its Y2K issues is incomplete at this time, the Company has yet to determine the most reasonably likely worst case scenario relating to Y2K issues, and has yet to complete a comprehensive contingency plan with respect to its Y2K issues. The Company anticipates completing the Y2K assessment and comprehensive contingency plan by September 30, 1999.

ITEM 7.  FINANCIAL STATEMENTS

                         LONGPORT, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements                                                    Page
--------------------                                                    ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheet as of December 31, 1998                      F-3

Consolidated Statements of Operations for the years ended
   December 31, 1998 and 1997                                           F-5

Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1998 and 1997                               F-6

Consolidated Statements of Cash flows for the years ended
   December 31, 1998 and 1997                                           F-7

Notes To Consolidated Financial Statements                              F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Longport, Inc.


We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longport, Inc. and Subsidiary as of December 31, 1998 and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,085,306 during the year ended December 31, 1998. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 Angell & Deering
                                                 Certified Public Accountants

Denver, Colorado
January 19, 1999, except for the
second caption in Note 6 as to
which the date is February 18, 1999.

                         LONGPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $ 127,853
  Accounts receivable - trade, net of
   allowance for doubtful  accounts of $3,600                            10,878
  Inventories                                                            25,467
  Prepaid expenses                                                       29,951
  Current portion of note receivable                                      3,750
                                                                      ---------

          Total Current Assets                                          197,899
                                                                      ---------

Property and Equipment, at cost:
  Medical equipment                                                      80,324
  Computer equipment                                                     10,305
  Office furniture and equipment                                          7,901
                                                                      ---------
                                                                         98,530
  Less accumulated depreciation                                         (64,354)
                                                                      ---------

          Net Property and Equipment                                     34,176
                                                                      ---------

Other Assets:
  Deposits                                                                1,175
  Note receivable, net of current portion above                            --
  Intangible assets, net of accumulated
    amortization of $93,333                                              14,167
                                                                      ---------

          Total Other Assets                                             15,342
                                                                      ---------

          Total Assets                                                $ 247,417
                                                                      =========
















                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    26,661
  Accrued payroll taxes                                                   2,342
  Deferred revenue                                                        7,500
                                                                    -----------

          Total Current Liabilities                                      36,503
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value,
   1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value,
   25,000,000 shares authorized,
   16,160,949 shares issued and outstanding                              16,161
  Paid in capital                                                     4,771,932
  Accumulated deficit                                                (4,572,179)
                                                                    -----------
                                                                        215,914
  Less treasury stock, at cost (30,000 common shares)                    (5,000)
                                                                    -----------

          Total Stockholders' Equity                                    210,914
                                                                    -----------

          Total Liabilities and Stockholders' Equity                $   247,417
                                                                    ===========







                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       1998              1997
                                                   ------------    ------------
Net Revenues:
  Medical supply sale                              $      8,051    $     18,786
  Medical equipment rentals                              10,725          17,000
  Wound clinic management fees                          109,500         102,000
  License and marketing fees                            219,500          34,000
                                                   ------------    ------------

     Total Revenues                                     347,776         171,786
                                                   ------------    ------------

Operating Expenses:
  General and administrative                          1,434,313         341,357
  Research and development expense                      997,159          24,000
                                                   ------------    ------------

     Total Operating Expenses                         2,431,472         365,357
                                                   ------------    ------------

     Operating Income (Loss)                         (2,083,696)       (193,571)
                                                   ------------    ------------

Other Income (Expense):
  Interest income                                          --               325
  Other income                                             --             4,488
  Loss on disposal of assets                               (641)        (21,407)
  Interest expense                                         (566)         (5,412)
                                                   ------------    ------------

     Total Other Income (Expense)                        (1,207)        (22,006)
                                                   ------------    ------------

Income (Loss) Before Provision for
  Income Taxes and Extraordinary Gain                (2,084,903)       (215,577)

Provision for income taxes                                  403           3,759
                                                   ------------    ------------

Income (Loss) Before Extraordinary Gain              (2,085,306)       (219,336)

Extraordinary Gain - Extinguishment of Debt                --             4,655
                                                   ------------    ------------

 Net Loss                                          $ (2,085,306)   $   (214,681)
                                                   ============    ============

Net Loss Per Share of Common Stock:
 Basic:
  Loss before extraordinary gain                   $       (.14)   $       (.02)
  Extraordinary gain                                       --              --
                                                   ============    ============

 Net Loss                                          $       (.14)   $       (.02)
                                                   ============    ============

Diluted:
  Loss before extraordinary gain                   $       (.14)   $       (.02)
  Extraordinary gain                                       --              --
                                                   ============    ============

  Net Loss                                         $       (.14)   $       (.02)
                                                   ============    ============
Weighted Average Number of
 Common Shares Outstanding:
  Basic                                              15,397,832      13,874,970
  Diluted                                            15,397,832      13,874,970


                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                               LONGPORT, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                  Common Stock                                                  Treasury Stock
                                              --------------------         Paid in      Accumulated       ------------------------
                                              Shares        Amount          Capital       Deficit         Shares            Amount
                                              ------        ------          -------       -------         ------            ------

Balance at December 31, 1996                12,855,135    $    12,855    $ 2,320,918    $(2,272,192)           --         $    --

Issuance of common stock for
 cash at $.12 to $.25 per
 share                                       1,811,147          1,811        270,326           --              --              --

Conversion of accrued expenses
 to common stock at $.12 per
 share                                         100,000            100         11,900           --              --              --

Conversion of note payable to
 common stock at $.12 per share                 40,000             40          4,760           --              --              --

Issuance of common stock upon
 exercise of stock option at
 $.15 per share                                 50,000             50          7,450           --              --              --

Common stock returned to the
 Company in exchange for
 equipment at $.17 per share                      --             --             --             --           (30,000)         (5,000)

Net loss                                          --             --             --         (214,681)           --              --
                                           -----------    -----------    -----------    -----------     -----------     -----------

Balance at December 31, 1997                14,856,282         14,856      2,615,354     (2,486,873)        (30,000)         (5,000)

Issuance of common stock for
 cash at $.50 to $.80 per share                719,667            720        416,580           --              --              --

Issuance of common stock upon
 exercise of stock option at
 $.10 per share                                100,000            100          9,900           --              --              --

Issuance of common stock for
 research equipment at $.38
 per share                                     125,000            125         47,208           --              --              --

Issuance of common stock for
 services at $.75 to $1.81
 per share                                     360,000            360        595,890           --              --              --

Compensation from issuance of
 stock options                                    --             --        1,087,000           --              --              --

Net loss                                          --             --             --       (2,085,306)           --              --
                                           -----------    -----------    -----------    -----------     -----------     -----------

Balance at December 31, 1998                16,160,949    $    16,161    $ 4,771,932    $(4,572,179)        (30,000)    $    (5,000)
                                           ===========    ===========    ===========    ===========     ===========     ===========


                                         The accompanying notes are an integral
                                       part of these consolidated financial statements.

                                                              F-6


                                        LONGPORT, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                1998                  1997
                                                                                ----                  ----
Cash Flows From Operating Activities:
 Net loss                                                                   $(2,085,306)         $  (214,681)
 Adjustments to reconcile net loss to net cash
  (used) by operating activities:
  Depreciation and amortization                                                  51,139               41,972
  Repayment of notes receivable in consideration
   for services provided                                                           --                 11,000
  Provision for bad debts                                                          --                 18,171
  Loss on disposal of assets                                                        641               21,407
  Gain on extinguishment of debt                                                   --                 (4,655)
  Common stock issued for services                                              596,250                 --
  Common stock issued for research equipment                                     47,333                 --
  Compensation from issuance of stock options                                 1,087,000                 --
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                    (6,602)              10,744
   (Increase) decrease in other receivables                                       3,087               (1,525)
   (Increase) in prepaid expenses                                               (10,451)             (19,500)
   (Increase) decrease in inventories                                           (23,267)               1,200
   Increase (decrease) in accounts payable and accrued expenses                  24,304              (44,566)
                                                                            -----------          -----------

    Net Cash (Used) By Operating Activities                                    (315,872)            (180,433)
                                                                            -----------          -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                          (33,149)             (20,132)
  Payments on notes receivable                                                   15,000               13,750
  Deposits                                                                       (1,175)                --
                                                                            -----------          -----------

    Net Cash (Used) By Investing Activities                                     (19,324)              (6,382)
                                                                            -----------          -----------

Cash Flows From Financing Activities:
  Principal payments on notes payable                                              (648)             (59,350)
  Issuance of common stock                                                      427,300              279,637
                                                                            -----------          -----------

    Net Cash Provided By Financing Activities                                   426,652              220,287
                                                                            -----------          -----------

    Net Increase in Cash and Cash Equivalents                                    91,456               33,472

    Cash and Cash Equivalents at Beginning of Year                               36,397                2,925
                                                                            -----------          -----------

    Cash and Cash Equivalents at End of Year                                $   127,853          $    36,397
                                                                            ===========          ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                                 $       566          $     4,500
   Income taxes                                                                   3,576                  586


Supplemental Disclosure of Noncash Investing and Financing Activities:
   Conversion of notes payable and accrued
    interest into common stock                                                     --            $     4,800
   Common stock issued for payment of accrued expenses                             --                 12,000
   Sale of equipment for treasury stock                                            --                  5,000


                                       The accompanying notes are an integral
                                  part of these consolidated financial statements.

                                                        F-7

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Sianificant Accounting Policies
         ------------------------------------------
           Description of Business
           -----------------------
             Longport, Inc. (the "Company") was incorporated January 22, 1993. The Company was formed to market and distribute wound care products. In 1995, the Company began managing wound healing centers under management services contracts. Also, the Company is developing a soft tissue ultrasound scanner (the "Scanner"). The Scanner, after approval is obtained from the Food and Drug Administration, will be used in numerous wound care and other medical applications.

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

             The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan consists of the following:

               1. Obtaining additional equity capital through the sale of common stock.

               2. Potential exercise of outstanding common stock purchase warrants and options.

               3. Sale of marketing and/or license rights to the Scanner.

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

           Inventories
           -----------
             Inventories  are  stated  at the lower of cost or  market.  Cost is
             determined   using   the  first-in,   first-out   pricing   method.
             Inventories consists of finished goods totalling $1,450 and scanner parts totalling $24,017.

           Property and Equipment
           ----------------------
              Depreciation  of the primary asset  classifications  is calculated
              based  on  the   following   estimated   useful  lives  using  the
              straight-line method.

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Summary of Sianificant Accounting Policies (Continued)
        -----------------------------------------------------
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

             Depreciation of property and equipment charged to operations is $41,139 and $31,972 for the years ended December 31, 1998 and 1997, respectively.

           Intangible Assets
           -----------------
             Intangible assets are being amortized using the straight-line method based on the following estimated useful lives.

           Description                                 Useful Life in Years
           -----------                                 --------------------
            Goodwill                                            10
            Scanner rights                                       5

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

           Long-Lived Assets
           -----------------
             In  accordance  with  Statement of Financial  Accounting  Standards
             (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of', the Company reviews for the impairment of long-lived assets, certain identifiable intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

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

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         -----------------------------------------------------
           Net (Loss) Per Share of Common Stock(Continued)
           -----------------------------------------------
             Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

             The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and warrants would be antidilutive. Options and warrants to purchase 2,535,714 and 1,379,714 shares of common stock at December 31, 1998 and 1997, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

           Reclassifications
           -----------------
             Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.      Income Taxes
        -------------
             The components of the provision for income taxes are as follows:

                                                        1998            1997
                                                        ----            ----
             Current:
               Federal                                  $ --           $   --
               State                                     403            3,759
                                                        ----           ------
               Total                                     403            3,759
                                                        ----           ------

             Deferred:
               Federal                                    --               --
               State                                      --               --
                                                        ----           ------
               Total                                      --               --
                                                        ----           ------

             Total Provision For Income Taxes           $403           $3,759
                                                        ====           ======

             The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                        1998             1997
                                                        ----             ----
              Federal statutory rate                     (34)%            (34)%
              State income taxes, net of
               federal benefits                           (6)              (6)
              Valuation Allowance                         40               40
                                                        ----             ----

              Total                                       --%              --%
                                                        ====             ====

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Income Taxes (Continued)
        -----------------------
             The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.
                                                         1998            1997
                                                         ----           ----
             Income taxes at the
               federal statutory rate                  $(708,867)      $(71,713)
             State income taxes, net
               of federal benefits                      (125,094)       (12,655)
             Nondeductible expenses                        3,978          2,589
             Valuation allowance                         830,386         79,335
             Other                                            --          6,203
                                                       ---------       --------
             Total                                     $     403       $  3,759
                                                       =========       ========


             Significant components of deferred income taxes as of December 31,
              1998 are as follows:

             Net operating loss carryforward                         $1,322,300
             Stock option compensation                                  471,600
             Depreciation                                                12,900
             Other                                                        1,900
                                                                     ----------

             Total deferred tax asset                                 1,808,700

             Less valuation allowance                                 1,808,700
                                                                     ----------
             Net Deferred Tax Asset                                  $     --
                                                                     ==========


             The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $1,808,700 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $1,093,700. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

             At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $3,426,000 and $1,576,000, respectively. Such carryforwards expire in the years 2008 through 2018 and 2005 through 2008 for federal and state purposes, respectively.

3.      Warrants and Options
        --------------------
           Options
           -------
             The Company has granted stock options to employees, consultants and other individuals. The outstanding agreements expire from July 1999 through September 2000. The following table contains information on all of the Company's stock options for the years ended December 31, 1998 and 1997.

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Warrants and Options (Continued)
         -------------------------------
           Options (Continued)
           ------------------                     Number of     Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------
           Options outstanding at
            December 31, 1996                      394,000            $.17
             Granted                                   --              --
             Exercised                             (50,000)            .15
             Canceled                             (150,000)            .27
                                                 ---------            ----
           Options outstanding at
            December 31, 1997                      194,000             .10
             Granted                             1,350,000             .88
             Exercised                            (100,000)            .10
             Canceled                              (94,000)            .10
                                                 ---------            ----
           Options outstanding at
            December 31, 1998                    1,350,000            $.88
                                                 =========            ====

           The weighted average fair value price of options granted in 1998 was $.79.

           The  following  table  summarizes  information  about   stock options
           outstanding at December 31, 1998:

           Options Outstanding and Exercisable by Price Range as of December 31, 1998:

                                           Options Outstanding                      Options Exercisable
                                           -------------------                      -------------------

                                                Weighted
                                                 Average          Weighted                         Weighted
               Range of                         Remaining         Average                           Average
               Exercise            Number      Contractual        Exercise            Number       Exercise
                Prices          Outstanding     Life-Years         Price            Exercisable      Price
                ------          -----------     ----------         -----            -----------      -----
                $.10               100,000        .55              $.10                100,000       $.10
               .75 - 1.00        1,250,000        .99               .94              1,250,000        .94
              -----------        ---------        ---               ---              ---------        ---

              $.10 - 1.00        1,350,000        .95               $.88             1,350,000       $.88
              ===========        =========        ===               ====             =========       ====

           Warrants
           --------
             In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $3.00 at anytime until June 30, 2000. All 1,185,714 warrants are outstanding as of December 31, 1998.

4.      Stock-Based Compensation
        ------------------------
           Pro Forma Disclosures
           ---------------------
             The Company adopted Financial Accounting Standard No. 123, "Accounting for Stock- Based Compensation" (SFAS 123) during the year ended December 31, 1996. In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations in accounting for employee stock options and does not recognize compensation expense for its stock options other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date of employee stock options consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced as follows:

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Stock-Based Compensation (Continued)
       -----------------------------------
        Pro Forma Disclosures (Continued)
           -----------------------------
                                                                       1998
                                                                       ----
             Net income (loss):
               As reported                                          $(2,085,306)
               Pro forma                                            $(2,086,356)

             Net income (loss) per share of common stock:
               As reported                                                $(.14)
               Pro forma                                                  $(.14)

             The Company did not grant any employee stock options in 1997.

             These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 1998.

             Risk-free interest rate                                  5.29%
             Expected life                                           1 year
             Expected volatility                                    155.43%
             Expected dividend yield                                     0%

             The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

           Compensation Expense
           --------------------
             The Company recorded compensation expense of $900,750 for the year ended December 31, 1998 for the value of certain options granted to Consultants to the Company. In addition, the Company recorded compensation expense of $171,250 for the year ended December 31, 1998 for the value of certain options granted to an employee. The valuation of the options granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

             Also, the Company recorded compensation expense of $596,250 for the year ended December 31, 1998 for the value of stock issued to consultants for services provided to the Company.

5.      Preferred Stock
        ---------------
             The authorized preferred stock of the Company consists of 1,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      Preferred Stock (Continued)
        --------------------------
             designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

6.      Commitments and Contingencies
        -----------------------------
           Leases
           ------
             The Company leases office equipment, a motor vehicle and office facilities under long-term leasing arrangements. The following is a schedule of future minimum lease payments at December 31, 1998 under the Company's operating leases which have an initial noncancellable lease term in excess of one year:

               Year Ending                                     Operating
               December 31,                                      Leases
               ------------                                      ------
                  1999                                           $24,000
                  2000                                            15,300
                  2001                                             3,625
                                                                 -------
                     Total Future Minimum Lease Payments         $42,925
                                                                 =======

             Rental expense charged to operations was $24,124 and $7,188 for the years ended December 31, 1998 and 1997, respectively.

           Medicare Hearings
           -----------------
             In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit Overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company has appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999. The Administrative Law Judge reviewed fourteen cases out of approximately 500 cases in dispute. The Administrative Law Judge rendered his decision on February 18, 1999 regarding the fourteen cases as follows:

                    A.  Five cases were dismissed.

                    B.  Three  cases  were  decided  as  partially   unfavorable
                        resulting in an overpayment of $1,434 and two cases which need to be recalculated.

                    C. Six cases were decided as unfavorable resulting in an overpayment of $6,420.

             The other cases were not reviewed and the Company does not know if they will be reviewed by the Administrative Law Judge. The Company has the right to appeal the Administrative Law Judge's decision with the Appeals Council. The Appeal must be written and filed within sixty days. The Company currently plans to appeal the Administrative Law Judge's decision. The Company is unable to predict the outcome

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.      Commitments and Contingencies (Continued)
        ----------------------------------------
           Medicare Hearings (Continued)
           -----------------------------
             of the Appeal. However, Management believes that there were no Medicare Benefit Overpayments in 1994 and 1995 and will vigorously defend its position.

             Payment of any judgement or settlement in connection with the Medicare Benefit Overpayments Appeal together with the costs of defending the Appeal, could adversely affect the Company's results of operations and financial condition.

           The Year 2000
           -------------
             The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Costs of addressing potential problems are expensed as incurred and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. While the Company does not at this time anticipate significant problems with suppliers and customers, it is developing contingency plans with these third parties due to the possibility of compliance issues.

7.      Related Party Transactions
        --------------------------
             The Company has entered into transactions with related entities, as follows:

             In June 1997, the Company sold six Hyperbaric Oxygen Chambers to Wound Healing Systems, Inc. ("WHS"), a corporation controlled by the Company's President. As payment WHS returned 30,000 shares of the Company's common stock to the Company. The net book value ($5,000), of the chambers sold was recorded as the value of the stock received (treasury stock).

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

8.      Extraordinary Gain
        ------------------
             Included in the extraordinary gain are settlements of certain accounts payable and notes payable for less than the amounts owed resulting in a gain of $4,655 for the year ended December 31, 1997.

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STAEMENTS


9.      Concentration of Credit Risk and Major Customers
        ------------------------------------------------
             Financial instruments that potentially subject the Company to credit risk include cash on deposit at a bank which exceeded the related U.S. Federal Deposit Insurance Corporation insurance by $27,453 at December 31, 1998. In addition, trade accounts receivable and a note receivable potentially subject the Company to credit risk.

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

             Revenues from major customers, as a percentage of total revenue, for the years ended December 31, 1998 and 1997 were as follows:

                                                  1998              1997
                                                  ----              ----
             Customer A                           11.5%              --
             Customer B                           12.1%            24.4%
             Customer C                           20.0%            34.9%
             Customer D                           28.8%            18.6%

10.     Fair Value of Financial Instruments
        -----------------------------------
             Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1998:
                                                             1998
                                                  ----------------------------
                                                  Carrying          Estimated
                                                   Amount           Fair Value
                                                   ------           ----------
             Financial Assets:
              Cash and cash equivalents           $127,853           $127,853
              Note receivable                        3,750              3,750

             The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

11.     Proposed Private Offering
        -------------------------
             The Company is offering through a confidential Private Placement Memorandum 500,000 shares of 8% convertible redeemable preferred stock at $10.00 per share. The preferred stock may be redeemed at the Company's option, upon 30 days notice, in whole or in part on a pro rata basis, at any time at 110% of face value ($11.00 per share) in 1999 increasing 5% per year up to 130% of face value ($13.00 per share) in 2003, plus accrued dividends payable to the redemption date. Each share of preferred stock is convertible into five shares of the Company's $.001 par value common stock at the Holder's election at any time until December 31, 2003.

                         LONGPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     Proposed Private Offering (Continued)
        ------------------------------------
             The Offering is being made on a "best efforts" basis to raise gross proceeds of up to $5,000,000. The Offering will continue until the Selling Period expires or all the shares offered hereby are sold. There is no minimum number of shares required to be sold by the Company. The Preferred Stock is being offered by the Company
             (through its executive officers who will not receive sales commissions or other forms of remuneration) and through brokerage firms that are licensed members of the National Association of Securities Dealers, Inc. ("NASD") and who will receive sales commissions of $1.00 per share. Other expenses of the Offering, including legal fees, accounting fees, printing and other expenses (expected not to exceed $25,000) will be paid by the Company. There can be no assurance that the Offering will be successfully completed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                  Officer or
                                                                   Director
     Name                  Age           Office                     Since
     ----                  ---           ------                     -----

James R. McGonigle         65      Chairman of the                   1993
                                   Board of Directors,
                                   Chief Executive
                                   Officer, President and
                                   Chief Accounting Officer

Bonita Weyrauch            47      Director of Clinical Sales        1998
                                   and Director

Peter E. Cavanaugh         34      Director                          1993

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

Background

     The following is a summary of the business experience of each officer and director of the Company:

     James R. McGonigle founded the Company and has served as its Chairman, Chief Executive Officer and President since its inception in January, 1993. From 1985 to 1992 Mr. McGonigle was the founder and president of Supra Medical Corp. ("Supra") a publicly held company specializing in the development of proprietary medical technologies in the fields of skin care and diagnostics.

     Bonita Weyrauch is licensed in Pennsylvania and New Jersey as a registered nurse and has practiced nursing since 1970. She joined the Company in July, 1993 as its Clinical Director. Ms. Weyrauch is board certified in dermatology and is a certified wound specialist.

     Peter E. Cavanaugh was Vice President and General Counsel of the Company from December 1993 until February 1997. In 1993, Mr. Cavanaugh was admitted to practice by the Bar Associations of both Pennsylvania and New Jersey. From March, 1992, until May, 1993, Mr. Cavanaugh was employed as a law clerk at the Law Offices of Tybout, Redfearn & Pell in Wilmington, Delaware and from 1986 until 1992, he was employed by the Pennsylvania Manufacturers Association Insurance Company in the legal and claims departments. Since February 1997 he has practiced law with the Law Firm of White and Williams.

Executive Compensation

The following table discloses all compensation awarded to, received by, and paid to the Chief Executive Officer of the Company for the years ended December 31, 1997 and 1998 No executive officer's annual compensation exceeded $100,000 in any such year.

                                        Summary Compensation Table

                                                                      Long Term Compensation
                                                                      ----------------------
Annual Compensation                                                  Awards           Payouts
-------------------                                                  ------           -------

    (a)          (b)        (c)           (d)          (e)           (f)         (g)          (h)          (i)
Name
and
Prin-                                                 Other                                                 All
cipal                                                Annual      Restricted                                Other
Posi-                                                Compen-        Stock      Options/      LTIP         Compen-
tion            Year     Salary($)     Bonus($)     sation($)    Award(s)($)   SARS(#)     Payouts($)    sation($)
----            ----     ---------     --------     ---------    -----------   -------     ----------    ---------

James R.        1998     $   -0- (1)      -0-          -0-           -0-         -0-          -0-          -0-
McGonigle       1997     $   -0- (1)      -0-          -0-           -0-         -0-          -0-          -0-
Chief
Exec.
Officer


(1) The Company pays Colpat, Inc., a consulting firm wholly owned by Mr. McGonigle, $6,000 per month for Mr. McGonigle's services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information concerning stock ownership by all persons known to the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, by each director and officer, and by all directors and officers as a group. All shares of Common Stock are owned beneficially and of record.

                                            Number of
Name                                        Shares Owned      Percent of Class
----                                        ------------      ----------------
James R. McGonigle (1)                       1,865,893             11.5%

Bonita Weyrauch (2)                            328,558              2.0%

Peter Cavanaugh                                223,571              1.4%

John H. Carbutt (3)                            812,777              5.0%

Michie Proctor and                           2,669,174             16.4%
Joyce Proctor (4)

The First Baptist Church                     1,280,977              7.9%
of Southwest Broward

John Mills                                   1,192,000              7.4%

All officers and directors
as a group (three persons)(5)                2,418,022             14.8%


(1) Includes 942,000 shares held by James R. McGonigle, 547,143 shares held by Wound Healing Systems, Inc., a corporation controlled by Mr. McGonigle, 376,750 shares held by Colpat, Inc. a corporation controlled by Mr. McGonigle and 100,000 Warrants also held by Colpat, Inc.

(2) Includes stock options to purchase 100,000 shares at $.10 per share at any time until July 18, 1999.

(3) Includes 436,098 shares held by John H. Carbutt, 200,000 Warrants held by Mr. Carbutt and 176,679 shares held by Jagapata, Ltd., a corporation controlled by Mr. Carbutt.

(4) Includes 2,118,258 shares held by Michie Proctor, 450,916 shares held by Michie Proctor and Joyce Proctor and 100,000 Warrants held by Michie and Joyce Proctor.

(5) Includes shares, Warrants and stock options held by the Company's officers and directors which are exercisable within 60 days from the date hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Management is of the opinion that each transaction described below between the Company and its officers, directors and stockholders was on terms at least as fair to the Company as had the transaction been concluded with an unaffiliated party.

     In January 1996, the Company entered into a consulting agreement with Colpat, Inc., an affiliate owned and controlled by the Company's Chief Executive Officer and President, James R. McGonigle, pursuant to which Colpat provides Mr. McGonigle's services to the Company for $6,000 per month.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     Exhibits.
     ---------

Exhibit No.                     Title
-----------                     -----
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






  10.17      Revenue Sharing Agreement between Registrant and American Home Medical
             Services, Inc.(1)
  10.18      Employment Agreement between Registrant and Angelo R. Bergano, M.D.(1)
  10.19      Form of Subscription Agreement - November, 1993 Private Placement(1)
  10.20      Form of Loan Agreement - April, 1994 Loans (1)
  10.21      Form of Promissory Note - April, 1994 Loans (1)
  10.25      Research and Licensing Agreement (UMDS)(3)
  10.30      Services Agreement (West Jersey Health System)(2)
  10.32      Agreement with R. D. Bowers Associates (1)
  10.33      Agreement with Professional Home Care Services (1)
  10.34      Agreement with Austin Medical, Inc. (1)
  10.35      Letter of Understanding with GWR Medical, LLP (1)
  10.36      Technology Transfer Agreement (VMOS) (1)
  10.37      Technology Transfer Agreement (SWS) (1)
  21.1       Subsidiaries of Registrant(1)
  99.1       Deed Regarding 791 South Chester Road, Swarthmore, Pennsylvania(1)
  99.2       Deed of Correction(1)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33-75236 and Post Effective Amendment No. 1 thereto.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on April 9, 1999.

                                         LONGPORT, INC.



                                         By   /s/ James R. McGonigle
                                              ----------------------------------
                                              James R. McGonigle,
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, this Registration Statement has been signed by the following persons on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----

 /s/ James R. McGonigle            Chairman of the               April 9, 1999
---------------------------        Board of Directors
James R. McGonigle                 Chief Executive Officer,
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)

 /s/ Bonita Weyrauch               Director of Clinical          April 9, 1999
---------------------------        Services and Director
Bonita Weyrauch


 /s/ Peter Cavanaugh               Director                      April 9, 1999
---------------------------
Peter Cavanaugh