Form 10QSB
period 1999-03-31
LONGPORT INC
filed 1999-05-07
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

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

As of May 7, 1999, 17,290,949 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                  FORM 10-QSB


                                     INDEX

Part I.  Financial Information

        Item 1.  Financial Statements

        Consolidated Condensed Balance Sheet
        as of March 31, 1999 .........................................   1-2

        Consolidated Condensed Statements of
        Operations for the three months ended
        March 31, 1999 and 1998 .......................................   3

        Consolidated Condensed Statements of Cash
        Flows for the three months ended March 31, 1999
        and 1998 ......................................................  4-5

        Notes to Consolidated Condensed Financial Statements ..........   6

        Item 2.  Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations .....................................  7-9

Part II. Other Information and Signatures ............................. 10-12

LONGPORT, INC. AND SUBSIDIARY                           MARCH 31,1999
CONSOLIDATED CONDENSED BALANCE SHEET                     (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
     CASH                                               $   226,610
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                                227,497
     PREPAID EXPENSES                                        15,490
     INVENTORIES                                             25,467
     NOTE RECEIVABLE                                          3,750
                                                        -----------

          TOTAL CURRENT ASSETS                              498,814
                                                        -----------


PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                      116,638
     COMPUTER EQUIPMENT                                      10,305
     OFFICE FURNITURE AND EQUIPMENT                           7,901
                                                        -----------
                                                            134,844
     LESS ACCUMULATED DEPRECIATION                          (68,929)
                                                        -----------

          NET PROPERTY AND EQUIPMENT                         65,915
                                                        -----------

OTHER ASSETS:
     ACCOUNTS RECEIVABLE                                    690,628
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $38,333                               11,667
     DEPOSIT                                                  1,175
                                                        -----------
          TOTAL OTHER ASSETS                                703,470
                                                        -----------

          TOTAL ASSETS                                  $ 1,268,199
                                                        ===========




              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

LONGPORT, INC. AND SUBSIDIARY                                      MARCH 31,1999
CONSOLIDATED CONDENSED BALANCE SHEET                               (UNAUDITED)
--------------------------------------------------------------------------------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                               $    36,595
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                                         1,656
     DEFERRED REVENUE                                                     7,500
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                      45,751
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDER'S EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                                       --
     COMMON STOCK: $.001 PAR VALUE
      25,000,000 SHARES AUTHORIZED,
      16,160,949 SHARES ISSUED                                           16,161
     PAID IN CAPITAL                                                  4,771,932
     ACCUMULATED DEFICIT                                             (3,560,645)
                                                                    -----------
                                                                      1,227,448
     LESS TREASURY STOCK, AT COST (30,000 COMMON SHARES)                 (5,000)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY                                  1,222,448
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 1,268,199
                                                                    ===========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31
LONGPORT, INC. AND SUBSIDIARY                         1999             1998
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS           (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                         $      7,970     $      1,343
     MEDICAL EQUIPMENT RENTALS                             800            2,400
     MANAGEMENT FEES                                    48,000           25,500
     LICENSE FEES                                       78,000           38,000
     TERRITORIAL LICENSE FEES                        1,100,000             --
                                                  ------------     ------------

          TOTAL REVENUES                             1,234,770           67,243
                                                  ------------     ------------


OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                        4,751            2,707
     COST OF MEDICAL EQUIPMENT RENTALS                    --                300
     GENERAL AND ADMINISTRATIVE                        218,485          235,877
                                                  ------------     ------------

          TOTAL OPERATING EXPENSES                     223,236          238,884
                                                  ------------     ------------


          OPERATING INCOME (LOSS)                    1,011,534         (171,641)
                                                  ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    1,011,534         (171,641)

PROVISION FOR INCOME TAXES                                --               --
                                                  ------------     ------------

NET INCOME (LOSS)                                 $  1,011,534     $   (171,641)
                                                  ------------     ------------


NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                        $       0.06     $      (0.01)
     DILUTED                                      $       0.06     $      (0.01)


COMMON EQUIVALENT SHARES:
     BASIC                                          16,130,949       14,984,671
     DILUTED                                        16,740,971       14,984,671



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
LONGPORT, INC. AND SUBSIDIARY                                  1999                       1998
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS             (UNAUDITED)               (UNAUDITED)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                         $ 1,011,534               $  (171,641)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH PROVIDED  (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                              7,075                     6,000
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE              (907,247)                    1,863
       DECREASE IN OTHER RECEIVABLES                               --                       1,200
       DECREASE IN PREPAID EXPENSES                              14,461                     8,500
       (INCREASE) IN INVENTORIES                                   --                      (2,500)
       INCREASE IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                                    9,248                     3,398
                                                            -----------               -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                135,071                  (153,180)
                                                            -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                       (36,314)                     --
     PAYMENTS RECEIVED ON NOTES RECEIVABLE                         --                       3,750
                                                            -----------               -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                (36,314)                    3,750
                                                            -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                           --                        (648)
     ISSUANCE OF COMMON STOCK                                      --                     205,000
                                                            -----------               -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          --                     204,352
                                                            -----------               -----------

NET INCREASE  IN CASH AND
     CASH EQUIVALENTS                                            98,757                    54,922

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                  127,853                    36,397
                                                            ===========               ===========


CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   226,610               $    91,319
                                                            ===========               ===========




                            The accompanying notes are an integral part of these
                                 consolidated condensed financial statements




                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
LONGPORT, INC. AND SUBSIDIARY                                  1999                       1998
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS             (UNAUDITED)               (UNAUDITED)
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                            $   --                    $   --
          INCOME TAXES                                            --                        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR MEDICAL EQUIPMENT              $   --                    $ 62,500





                           The accompanying notes are an integral part of these
                               consolidated condensed financial statements

                                                      5

                         LONGPORT, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1998 previously filed with the Securities and Exchange Commission.


     2. Basic  earnings  per common share is  calculated  by dividing net income
(loss)  for  the  period  by  the  weighted-average   number  of  common  shares
outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

     The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the periods ended March 31, 1999 and 1998. For the period ended March 31, 1999, warrants to purchase 1,185,714 common shares were excluded from the calculation of diluted net income per share, as their effect would have been antidilutive. For the period ended March 31, 1998 options and warrants to purchase 1,379,714 common shares were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.

                                                      Three Months Ended
                                                            March 31
                                                     1999             1998

Net income (loss)                                 $1,011,534       $(171,641)
                                                  ==========       =========

Weighted-average common shares outstanding:
   Weighted average common shares outstanding -
        Basic                                     16,130,949      14,984,761
   Dilutive securities                               610,022           --
                                                  ----------      ----------

   Weighted-average common shares outstanding -
       Diluted                                    16,740,971      14,984,671
                                                  ==========      ==========

   Net income (loss) per common share:
        Basic                                        $.06          $(.01)
        Diluted                                      $.06          $(.01)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

                   The three months ended March 31, 1999 vs.
                     the three months ended March 31, 1998.

     Revenues for 1999 were $1,234,770 compared to $67,243 for 1998. Revenues from medical supplies and equipment sales increased $6,627. Revenues generated from wound center management fees increased 88%, from $25,500 to $48,000. Licensing and marketing fees increased $1,140,000, from $38,000 to $1,178,000. This change reflects the shift in the Company's business philosophy from reliance on sales and rentals. The Company expects licensing and marketing fees to increase in the future.

     Total expenses decreased to $223,236 in 1999 from $238,884 in 1988. This decrease is due to the Company's efforts to reduce General and Administrative expenses. Additionally, approximately $30,000 in legal and accounting fees related to the preparation of a Private Placement Memorandum for 500,000 shares of redeemable preferred stock was incurred in 1999, and will not reoccur. The Company expects research and development expenses related to the Scanner to increase over time, as these expenses are necessary to seeking FDA clearance to market the Scanner.

     The Company's operations have undergone a significant transformation as management has become more focused on the development of the Scanner technology. This has also been a driving force behind the Company's increased revenues from licensing and marketing fees, which increased 3000% from the three-month period for 1998. The Company's revenues from Management Fees, through the wound centers at West Jersey Health System's Camden hospital, West Hudson Hospital, and Accelerated Care Plus, have been far eclipsed by the licensing fees that are related to the Company's general wound healing programs, including the scanner and the topical hyperbaric oxygen products. The Company's regular expenses, such as salaries and general office expenses remain essentially unchanged from month to month.

     The Company's stability and focus can be seen in the comparison of Stockholders' Equity. There has been an increase of over $988,000 from 1998 to 1999.

Strategy to Achieve Profitable Operations

     Management expects the revenues for 1999 to continue to grow over and above those for 1998, directly as a result of the licensing relationships it now promotes. This will likely correspond with increasing expenses related to the development of the Scanner. The Company has filed for FDA Medical Device marketing clearance. The Company anticipates obtaining future licensing and consulting service clients, which should lead to additional revenues from the rental and sales of equipment to those clients. The Company continues to negotiate with other healthcare providers to provide consulting services. Management continues negotiating for business relationships for the marketing of the Scanner technology, in anticipation of FDA clearance to commercially market the Scanner.

     Cash flow problems no longer exist. Current revenues permit the Company to meet its regular obligations, including salaries. The Company seeks outside sources for additional Capital as needed to fund research projects or significant portions of the Scanner development projects. Otherwise, the Company utilizes the cash remaining on a monthly basis to support ongoing research and marketing activities. Management intends to negotiate future relationships that will not damage the Company's current cash flow, or incur significant expenses. See Liquidity and Capital Resources and Part II, Legal Proceedings.

     Overall, the Company anticipates growth in revenues in 1999. Management looks to create new relationships that will increase revenues, while controlling the Company's expenses and debt. The Company continues to explore the possibility of additional equity financing to provide additional capital, for the development of the Scanner technology and the expansion of the business, but can make no assurances that financing can be obtained.

Liquidity and Capital Resources

Management does not expect to incur significant liabilities in the future. As for the stockholders' equity, it has increased to $1,222,448 for 1999 versus $234,196 for 1998.

     As of March 31, 1999, the Company's Current Liabilities were $45,751, with no long-term debt. Management anticipates that it will have to sell additional shares of restricted Common Stock to fund any expansions of the business and the development of the Scanner technology. Management does not expect to incur any significant short-term or long-term debt within the next twelve months.

     The Company anticipates growth from additional license agreements, management fees, and sales and rentals of equipment during 1999. New license agreements and Wound Healing Center contracts will essentially mirror the agreements the Company now has in place. The Company intends to continue its practice of acting as a management consultant to healthcare providers, for a fixed monthly fee. In addition, the Company continues to explore the possibility of public or private placements of its common stock but cannot provide any assurance that any such financing can be obtained.

     In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company has appealed the Hearing Officer's decision. An Administrative Law Judge heard the Appeal on January 5, 1999. The Administrative Law Judge reviewed fourteen cases out of approximately 500 cases in dispute. The Administrative Law Judge rendered his decision on February 18, 1999 regarding the fourteen cases as follows:

A.   Five cases were dismissed.

B.   Three  cases  were  decided  as  partially   unfavorable  resulting  in  an
     overpayment of $1,434 and two cases which need to be recalculated.

C. Six cases were decided as unfavorable resulting in an overpayment of $6,420.

     The other cases were not reviewed and the Company does not know if they will be reviewed by the Administrative Law Judge. The Company has the right to appeal the Administrative Law Judge's decision with the Appeals Council. The Appeal must be written and filed within sixty days. The Company appealed the Administrative Law Judge's decision in April, 1999. The Company is unable to predict the outcome of the Appeal. However, Management believes that there were no Medicare Benefit Overpayments in 1994 and 1995 and will vigorously defend its position.

     Payment of any judgement or settlement in connection with the Medicare Benefit Overpayments Appeal together with the costs of defending the Appeal, could adversely affect the Company's results of operations and financial condition.

     The Company did raise capital through the private sale of stock to current and new shareholders through May 7, 1999. Between April 5 and May 7, the Company sold 1,130,000 shares, at an average price of $1.03 per share, for total proceeds of $1,162,500.

     To date, there have been no sales of the Company's convertible redeemable preferred stock which was made available through a confidential Private Placement Memorandum.

Computer Systems - The Year 2000 Issue

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

     The internal systems under evaluation include the Company's point-of-sale, accounting, data processing, telephone and other miscellaneous information technology systems, as well as alarm systems, printers, fax machines and modems. The Company believes that it has identified the internal systems that are susceptible to failure or potential processing errors as a result of theY2K issue. The Company is concentrating its Y2K efforts on these systems. The Company anticipates that its Y2Kidentification, assessment and remediation efforts for critical internal systems will be completed by June 30, 1999. However, testing for Y2K compliance will be an on-going process.

     The Company believes that its computer hardware and related peripherals are currently Y2K compliant based upon representations made by the providers of such equipment. The Company also believes that its accounting and payroll software systems are Y2K compliant and testing to ensure such compliance will be completed by June 30,1999.

     The Company is reviewing, and has initiated written communications with other third parties providing goods or services, such as financial institutions and utility companies, which may be critical to the Company's operations to; (i) ascertain the extent to which the Company may be exposed to adverse affects for any failure by such third parties to remediate their Y2K issues; and (ii) resolve, to the extent practicable, such problems. However, the Company has no control over and has only limited ability to influence such third parties Y2K compliance. The failure of such third parties to achieve Y2K compliance in a timely manner and the potential inability to replace such a third party provider, could adversely impact the Company's operations.

     The Company currently estimates that the total identifiable cost of its Y2K compliance effort will not exceed $10,000.00. As of March 31, 1999, the Company had incurred approximately $5,000.00 to upgrade it's computer hardware and software. The Company does not track personnel costs associated with its Y2K compliance effort. The Company expects to fund Y2K expenditures from internal sources.

     Based on the progress made to date and its time-table for further progress in attaining Y2K compliance, the Company does not currently anticipate any significant risks associated with its Y2K issues. However, management believes that it is not possible to determine with absolute certainty that all Y2K issues pertaining to the Company have or will be identified and corrected. Because the assessment of its Y2K issues is incomplete at this time, the Company has yet to determine the most reasonably likely worst case scenario relating to Y2K issues, and has yet to complete a comprehensive contingency plan with respect to its Y2K issues. The Company anticipates completing the Y2K assessment and comprehensive contingency plan by September 30, 1999.

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

                                    Part II

Other Information

Item 1. Legal Proceedings


     The Company continues in its pursuit of recovery for damages against the attorneys who brought the federal lawsuit against the Company on behalf of Supra Medical Corp. There have been no significant events to report during this three-month period.

Item 2. Changes in Securities


     None.

Item 3. Defaults Upon Senior Securities


     None.

Item 4. Submission of Matters to a Vote of Security Holders


     None.

Item 5. Other Information


     None.

Item 6. Exhibits and Reports on Form 8-K


     a) Exhibits None.

     b) Reports on Form 8-K None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on May 10, 1999.


                                                Longport, Inc.

                                                By  /s/  James R. McGonigle
                                                   -----------------------------
                                                   James R. McGonigle
                                                   President