Form 10QSB
period 1999-06-30
LONGPORT INC
filed 1999-08-10
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from_________________ to___________________.

                          Commission file No. 33-75236

                                 LONGPORT, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         23-2715528
-------------------------------                  -------------------------------
(State or other jurisdiction of                  IRS Employer Identification No.
Incorporation or organization)


                   791 South Chester Rd. Swarthmore, Pa. 19081
                   -------------------------------------------
                    (Address of principal executive offices)


                                  610-328-5006
                                  ------------
                           (Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1999, 17,570,449 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                   FORM 10-QSB


                                      INDEX

Part I.  Financial Information

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet
             as of June 30, 1999                                        1-2

             Consolidated Condensed Statements of
             Operations for the three months and six months
             ended June 30, 1999 and 1998                               3-4

             Consolidated Condensed Statements of Cash
             Flows for the six months ended June 30, 1999
             and 1998                                                   5-6

             Notes to Consolidated Condensed Financial Statements         7

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                  8-12

Part II. Other Information and Signatures                              13-15

LONGPORT, INC. AND SUBSIDIARY                                   JUNE 30, 1999
CONSOLIDATED CONDENSED BALANCE SHEET                             (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
     CASH                                                           $ 1,746,691
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                                            127,500
       INTEREST AND OTHER                                                 3,062
     PREPAID EXPENSES                                                    33,811
     INVENTORIES                                                         31,071
     NOTE RECEIVABLE                                                      3,750
                                                                    -----------

          TOTAL CURRENT ASSETS                                        1,945,885
                                                                    -----------


PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                                  116,638
     COMPUTER EQUIPMENT                                                  10,305
     OFFICE FURNITURE AND EQUIPMENT                                       7,901

                                                                    -----------
                                                                        134,844
     LESS ACCUMULATED DEPRECIATION                                      (73,504)
                                                                    -----------

          NET PROPERTY AND EQUIPMENT                                     61,340
                                                                    -----------


OTHER ASSETS:
     ACCOUNTS RECEIVABLE                                                787,500
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $40,833                                            9,167
     DEPOSIT                                                              1,175
                                                                    -----------

          TOTAL OTHER ASSETS                                            797,842
                                                                    -----------
          TOTAL ASSETS                                              $ 2,805,067
                                                                    ===========









                    The accompanying notes are an integral part of these
                         consolidated condensed financial statements

LONGPORT, INC. AND SUBSIDIARY                                    JUNE 30, 1999
CONSOLIDATED CONDENSED BALANCE SHEET                              (UNAUDITED)
--------------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCRUED EXPENSES:
       SALARIES AND PAYROLL TAXES                                        12,728
                                                                     -----------
          TOTAL CURRENT LIABILITIES                                      12,728
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                                       --
     COMMON STOCK: $.001 PAR VALUE
       25,000,000 SHARES AUTHORIZED,
       17,570,449 SHARES ISSUED AND OUTSTANDING                          17,570
     PAID IN CAPITAL                                                  6,329,023
     ACCUMULATED DEFICIT                                             (3,549,254)
                                                                    -----------
                                                                      2,797,339
     LESS TREASURY STOCK, AT COST (30,000 COMMON SHARES)                 (5,000)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY                                  2,792,339
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 2,805,067
                                                                    ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                                                      FOR THE THREE MONTHS
LONGPORT, INC. AND SUBSIDIARY                             ENDED JUNE 30,
                                                   -----------------------------
CONSOLIDATED CONDENSED STATEMENTS OF                   1999           1998
OPERATIONS                                         (UNAUDITED)      (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                         $      1,952     $      4,408
     MEDICAL EQUIPMENT RENTALS                           2,400            3,525
     MANAGEMENT FEES                                    48,000           29,000
     LICENSE FEES                                       93,000           45,429
     SCANNER ENHANCEMENT REVENUE                        30,000             --
     LICENSE PURCHASE OPTION                            30,000             --

                                                  -----------------------------
          TOTAL REVENUES                               205,352           82,362
                                                  -----------------------------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                        1,082              697
     COST OF MEDICAL EQUIPMENT RENTALS                   1,000            2,625
     GENERAL AND ADMINISTRATIVE                        175,117          199,049
     RESEARCH AND DEVELOPMENT EXPENSE                   17,468             --
                                                  -----------------------------
          TOTAL OPERATING EXPENSES                     194,667          202,371
                                                  -----------------------------

          OPERATING INCOME (LOSS)                       10,685         (120,009)
                                                  -----------------------------

OTHER INCOME:
     INTEREST INCOME                                       594             --
                                                  -----------------------------

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                       11,279         (120,009)

PROVISION FOR INCOME TAXES                                --               --
                                                  -----------------------------

NET INCOME (LOSS)                                 $     11,279      $  (120,009)
                                                  =============================

NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                        $       0.00      $     (0.01)
     DILUTED                                      $       0.00      $     (0.01)


COMMON EQUIVALENT SHARES:
     BASIC                                          17,219,829       15,387,326
     DILUTED                                        18,011,484       15,387,326


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements


                                                       FOR THE SIX MONTHS
LONGPORT, INC. AND SUBSIDIARY                            ENDED JUNE 30,
                                                 -------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF                  1999            1998
OPERATIONS                                        (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------
NET REVENUES:
     MEDICAL SUPPLY SALES                        $      9,922       $      5,751
     MEDICAL EQUIPMENT RENTALS                          3,200              5,925
     MANAGEMENT FEES                                   96,000             54,500
     LICENSE FEES                                     171,000             83,429
     TERRITORIAL LICENSE FEES                       1,100,000               --
     SCANNER ENHANCEMENT REVENUE                       30,000               --
     LICENSE PURCHASE OPTION                           30,000               --
                                                 -------------------------------
          TOTAL REVENUES                            1,440,122            149,605
                                                 -------------------------------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                       5,833              3,404
     COST OF MEDICAL EQUIPMENT RENTALS                  1,000              2,925
     GENERAL AND ADMINISTRATIVE                       387,854            434,926
     RESEARCH AND DEVELOPMENT EXPENSE                  23,217               --
                                                 -------------------------------
          TOTAL OPERATING EXPENSES                    417,904            441,255
                                                 -------------------------------

          OPERATING INCOME (LOSS)                   1,022,218           (291,650)
                                                 -------------------------------
OTHER INCOME:
     INTEREST INCOME                                      595               --
                                                 -------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                   1,022,813           (291,650)

PROVISION FOR INCOME TAXES                               --                 --
                                                 -------------------------------


NET INCOME (LOSS)                                $  1,022,813       $   (291,650)
                                                 ===============================

NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                       $       0.06       $      (0.02)
     DILUTED                                     $       0.06       $      (0.02)

COMMON EQUIVALENT SHARES:
     BASIC                                         16,678,396         15,172,193
     DILUTED                                       17,262,018         15,172,193


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements


                                                               FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                         -----------------------------
LONGPORT, INC. AND SUBSIDIARY                               1999               1998
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS          (UNAUDITED)        (UNAUDITED)
--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                      $ 1,022,813       $  (291,650)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH PROVIDED  (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                          14,150            12,000
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) IN ACCOUNTS RECEIVABLE                    (904,122)           (1,620)
       (INCREASE) DECREASE IN OTHER RECEIVABLES               (3,062)            1,200
       (INCREASE) DECREASE IN PREPAID EXPENSES                (3,860)           14,000
       (INCREASE) IN INVENTORIES                              (5,604)           (1,200)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                               (23,663)            7,120
                                                          ----------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              96,652          (260,150)
                                                          ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                    (36,314)           (9,000)
     PAYMENTS RECEIVED ON NOTES RECEIVABLE                      --               7,500
                                                          ----------------------------

NET CASH  (USED) BY INVESTING ACTIVITIES                     (36,314)           (1,500)
                                                          ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     ISSUANCE OF COMMON STOCK                              1,558,500           229,000
                                                         -----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,558,500           229,000
                                                         -----------------------------

NET INCREASE (DECREASE)  IN CASH AND
     CASH EQUIVALENTS                                      1,618,838           (32,650)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                               127,853            36,397
                                                         -----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 1,746,691       $     3,747
                                                         =============================




              The accompanying notes are an integral part of these
                   consolidated condensed financial statements






                                                                FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                               ---------------------------
LONGPORT, INC. AND SUBSIDIARY                                    1999               1998
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS               (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                             $      --        $     --
          INCOME TAXES                                                --              --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR MEDICAL EQUIPMENT               $      --        $  62,500









                       The accompanying notes are an integral part of these
                           consolidated condensed financial statements




                          LONGPORT, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1998 previously filed with the Securities and Exchange Commission.


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

     The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the periods ended June 30, 1999 and 1998. For the period ended June 30, 1999, warrants to purchase 1,185,714 common shares were excluded from the calculation of diluted net income per share, as their effect would have been antidilutive. For the period ended June 30, 1998 options and warrants to purchase 1,379,714 common shares were excluded from the calculations of diluted net
     (loss) per share, as their effect would have been antidilutive.

                                                          Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                     ------------------------------       -----------------------------
                                                          1999              1998              1999              1998
                                                          ----              ----              ----              ----

Net income (loss)                                    $     11,279      $   (120,009)      $  1,022,813      $  (291,650)
                                                     ============      ============       ============      ===========

Weighted-average common shares outstanding:
   Weighted average common shares outstanding -
     Basic                                             17,219,829        15,387,326         16,678,396       15,172,193
   Dilutive securities                                    791,655              --              583,622             --
                                                     ------------      ------------       ------------      -----------
   Weighted-average common shares outstanding -
     Diluted                                           18,011,484        15,387,326         17,262,018       15,172,193
                                                     ============      ============       ============      ===========


   Net income (loss) per common share:
        Basic                                        $       0.00      $       (.01)      $        .06      $      (.02)
        Diluted                                      $       0.00      $       (.01)      $        .06      $      (.02)




                                                           7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

                     The three months ended June30, 1999 vs.
                      the three months ended June 30, 1998.

     Revenues for 1999 were $205,352 compared to $82,362 for 1998. Revenues from medical supplies and equipment sales and rentals decreased $3,581. Revenues generated from wound center management fees increased 65.5%, from $29,000 to $48,000. Licensing and marketing fees increased $47,571, from $45,429 to $93,000. This change reflects the shift in the Company's business philosophy from reliance on sales and rentals. The Company expects licensing and marketing fees to increase in the future.

     Total expenses decreased to $194,667 in 1999 from $202,371 in 1998. This decrease is due to the Company's efforts to reduce General and Administrative expenses. Additionally, approximately $30,000 in legal and accounting fees related to the preparation of a Private Placement Memorandum for 500,000 shares of redeemable preferred stock was incurred in 1999, and will not reoccur. On June 23, 1999, the Company received 510K marketing clearance from the FDA to market the Scanner. The Company expects research and development expenses related to the Scanner to increase over time, as these expenses are necessary in the preparation for marketing the Scanner.

     The Company's operations have undergone a significant transformation as management has become more focused on the development of the Scanner technology. This has also been a driving force behind the Company's increased revenues from licensing and marketing fees, which increased 104.7% from the three-month period for 1998. The Company's revenues from Management Fees, through the wound centers at West Jersey Health System's Camden hospital, West Hudson Hospital, and Accelerated Care Plus, have been far eclipsed by the licensing fees that are related to the Company's general wound healing programs, including the scanner and the topical hyperbaric oxygen products. The Company's regular expenses, such as salaries and general office expenses remain essentially unchanged from month to month.

     The Company's stability and focus can be seen in the comparison of Stockholders' Equity. There has been an increase of over $2,654,000 from 1998 to 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
                     The six months ended June 30, 1999 vs.
                       the six months ended June 30, 1998

     Comparison of the Company's operations for the six month period essentially follows that of the three month period comparison described above. The Company has increased revenues over nine times for the six-month period in 1999, as compared to 1998, to $1,440,122, from $149,605. However, $1,100,000 of that increase was the result of the sale of territorial licenses. The Company expects that there will be additional sales of territorial licenses, but cannot predict the revenue to be derived from such sales. Expenses for the six months ended June 30, 1999 are lower than for 1998 by $23,351. This is a direct result of the Company's efforts to reduce expenses. The Company expects to increase spending on Research and Development of the Scanner, now that FDA 510K marketing clearance has been obtained, and mass production of the Scanner is under preparation.

Strategy to Achieve Profitable Operations

     Management expects the revenues for 1999 to continue to grow over and above those for 1998, directly as a result of the licensing relationships it now promotes. This will likely correspond with increasing expenses related to the development of the Scanner. The Company received FDA Medical Device marketing clearance on June 23, 1999. The Company anticipates obtaining future licensing and consulting service clients, which should lead to additional revenues from the rental and sales of equipment to those clients. The Company continues to negotiate with other healthcare providers to provide consulting services. Management continues negotiating for business relationships for the marketing of the Scanner technology.

     Cash flow problems for the Company no longer exist. The Company's revenues currently permit it to meet its regular obligations, including salaries. The Company seeks outside sources for additional capital as needed to fund research projects or significant portions of the Scanner development projects. Otherwise, the Company utilizes the cash remaining on a monthly basis to support ongoing research and marketing activities. Management intends to negotiate future relationships that will not damage the Company's current cash flow, or incur significant expenses. See Liquidity and Capital Resources and Part II, Legal Proceedings.

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

Liquidity and Capital Resources

     The Company's current assets significantly exceed its current liabilities. Management does not expect to incur significant liabilities in the near future. As for the stockholders' equity, it has increased to $2,792,339 for 1999 versus $138,187 for 1998.

     As of June 30, 1999, the Company's working capital was $1,933,157. Management anticipates that it will have to sell additional shares of restricted Common Stock to fund any expansions of the business and the development of the Scanner technology. Management does not expect to incur any significant short-term or long-term debt within the next twelve months.

     The Company anticipates growth from additional license agreements, management fees, and sales and rentals of equipment during 1999. New license agreements and Wound Healing Center contracts will essentially mirror the agreements the Company now has in place. The Company intends to continue its practice of acting as a management consultant to healthcare providers, for a fixed monthly fee.

     In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company appealed the Hearing Officer's decision, and an Administrative Law Judge heard the Appeal on January 5, 1999. The Administrative Law Judge reviewed fourteen cases out of approximately 500 cases in dispute. The Administrative Law Judge rendered his decision on February 18, 1999 regarding the fourteen cases as follows:

     A.   Five cases were dismissed.

     B. Three cases were decided as partially unfavorable resulting in an overpayment of $1,434 and two cases need to be recalculated.

     C. Six cases were decided as unfavorable resulting in an overpayment of $6,420.

The other cases were not reviewed and the Company does not know if they will be reviewed by the Administrative Law Judge. The Company has the right to appeal the Administrative Law Judge's decision with the Appeals Council. The Appeal must be written and filed within sixty days. The Company appealed the Administrative Law Judge's decision in April 1999. The Company is unable to predict the outcome of the Appeal. However, Management believes that there were no Medicare Benefit Overpayments in 1994 and 1995 and will vigorously defend its position.

Payment of any judgement or settlement in connection with the Medicare Benefit Overpayments Appeal together with the costs of defending the Appeal could adversely affect the Company's results of operations and financial condition.

The Company raised capital through the private sale of stock to current and new shareholders through June 30, 1999. Between April 1 and June 30, the Company sold 1,409,500 shares, at an average price of $1.106 per share, for total proceeds of $1,558,500.

To date, there have been no sales of the Company's convertible redeemable preferred stock, which was made available through a Confidential Private Placement Memorandum.

The Company entered into an agreement as of June 1, 1999 with HealthLink International Inc. (HLI). HLI will provide $5,000,000 over the next five years to fund research for biomedical technology developments to and for Longport's digital scanner technologies. For its part, HLI will share in the proceeds from the sale or lease of any new generation of probes and/or new application of the LDS developed as a result of the research funded by HLI, as well as the sale and/or lease of the LDS in its existing form by HLI personnel or associated entities.

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

In early 1998 the Company began formulating a comprehensive plan to assess the Company's Y2K issues. The plan called for the identification of those systems, both internal and external, which are critical to the Company's ability to continue normal operations, the assessment of any required remediation (including any upgrading, modification and replacement of computer hardware and software and adequate testing to ensure Y2K compliance), and the resources needed to bring those critical systems into Y2K compliance.

The internal systems under evaluation included the Company's point-of-sale, accounting, data processing, telephone and other miscellaneous information technology systems, as well as alarm systems, printers, fax machines and modems. The Company believes that it has identified the internal systems that were susceptible to failure or potential processing errors as a result of theY2K issue. The Company concentrated its Y2K efforts on these systems. The Company believes that its Y2K identification, assessment and remediation efforts for critical internal systems are essentially complete. However, testing for Y2K compliance will be an on-going process.

The Company believes that its computer hardware and related peripherals are currently Y2K compliant based upon representations made by the providers of such equipment. The Company also believes that its accounting and payroll software systems are Y2K compliant, and testing to ensure such compliance is essentially complete.

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

The Company estimates that the total identifiable cost of its Y2K compliance effort has not exceeded $10,000.00. As of June 30, 1999, the Company had incurred approximately $10,000.00 to upgrade its computer hardware and software. The Company does not track personnel costs associated with its Y2K compliance effort. The Company has funded Y2K expenditures from internal sources.

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


          None.

Item 3. Defaults Upon Senior Securities


          None.

Item 4. Submission of Matters to a Vote of Security Holders


          The annual meeting of the shareholders was held on June 4, 1999. Three directors, James McGonigle, Peter Cavanaugh, and William Mullin were elected. The independent accounting firm, Angell & Deering, Certified Public Accountants, was appointed to conduct the audit of the Company's financial statements for the year ended December 31, 1999.

Item 5. Other Information

        William Mullin joined the Company, as its President, on June 1, 1999.


Item 6. Exhibits and Reports on Form 8-K


          a)   Exhibits      None.

          b) Reports on Form 8-K      None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Longport, Inc.

                                           /s/  James R. McGonigle
Dated: August 10, 1999                     ------------------------------------
                                           James R. McGonigle
                                           Chief Executive Officer/Chief
                                           Accounting Officer