Form 10QSB
period 1999-09-30
LONGPORT INC
filed 1999-11-09
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

           [X] Quarterly report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

          [ ] Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the transition period from___________ to___________.

                          Commission file No. 33-75236

                                 LONGPORT, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                          23-2715528
          --------                                          ----------
(State or other jurisdiction of                  IRS Employer Identification No.
Incorporation or organization)

                   791 South Chester Rd. Swarthmore, Pa. 19081

                    (Address of principal executive offices)


                                  610-328-5006

                           (Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1999, 18,120,449 shares of common stock were outstanding.

                                 LONGPORT, INC.
                                  FORM 10-QSB


                                      INDEX

Part I.  Financial Information

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet
             as of September 30, 1999                                     1-2

             Consolidated Condensed Statements of
             Operations for the three months and nine months
             ended September 30, 1999 and 1998                            3-4

             Consolidated Condensed Statements of Cash
             Flows for the nine months ended September 30, 1999
             and 1998                                                     5-6

             Notes to Consolidated Condensed Financial Statements         7

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                    8-12

Part II. Other Information and Signatures                                 13-14

LONGPORT, INC. AND SUBSIDIARY                                  SEPTEMBER 30,1999
CONSOLIDATED CONDENSED BALANCE SHEET                              (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
     CASH                                                          $2,250,406
     ACCOUNTS RECEIVABLE:
       TRADE, NET OF ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF $3,600                                          294,024
       INTEREST AND OTHER                                             100,500
     PREPAID EXPENSES                                                  44,013
     INVENTORIES                                                       31,796
     NOTE RECEIVABLE                                                    3,750
                                                                   ----------

          TOTAL CURRENT ASSETS                                      2,724,489
                                                                   ----------


PROPERTY AND EQUIPMENT, AT COST:
     MEDICAL EQUIPMENT                                                386,139
     COMPUTER EQUIPMENT                                                10,305
     OFFICE FURNITURE AND EQUIPMENT                                     7,901
                                                                   ----------
                                                                      404,345
     LESS ACCUMULATED DEPRECIATION                                    (78,079)
                                                                   ----------

          NET PROPERTY AND EQUIPMENT                                  326,266
                                                                   ----------


OTHER ASSETS:
     ACCOUNTS RECEIVABLE                                              584,375
     INTANGIBLE ASSETS, NET OF ACCUMULATED
       AMORTIZATION OF $43,333                                         95,867
     DEPOSIT                                                            1,175
                                                                   ----------

          TOTAL OTHER ASSETS                                          681,417
                                                                   ----------
          TOTAL ASSETS                                             $3,732,172
                                                                   ==========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

LONGPORT, INC. AND SUBSIDIARY                                  SEPTEMBER 30,1999
CONSOLIDATED CONDENSED BALANCE SHEET                              (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                              $   23,744
     ACCRUED PAYROLL TAXES                                                446
                                                                   ----------
          TOTAL CURRENT LIABILITIES                                    24,190
                                                                   ----------

COMMITMENTS AND CONTINGENCIES                                            --

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK: $.001 PAR VALUE
      1,000,000 SHARES AUTHORIZED, NONE ISSUED
      OR OUTSTANDING                                                     --
     COMMON STOCK: $.001 PAR VALUE
       25,000,000 SHARES AUTHORIZED,
       18,120,449 SHARES ISSUED AND OUTSTANDING                        18,120
     PAID IN CAPITAL                                                7,378,473
     ACCUMULATED DEFICIT                                           (3,666,256)
                                                                   ----------
                                                                    3,730,337
     LESS TREASURY STOCK, AT COST (35,500 COMMON SHARES)              (22,355)
                                                                   ----------

          TOTAL STOCKHOLDERS' EQUITY                                3,707,982
                                                                   ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $3,732,172
                                                                   ==========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
LONGPORT, INC. AND SUBSIDIARY                        ---------------------------
CONSOLIDATED CONDENSED STATEMENTS OF                    1999            1998
OPERATIONS                                           (UNAUDITED)     (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
    MEDICAL SUPPLY SALES                             $       400     $     2,621
    MEDICAL EQUIPMENT RENTALS                              3,200           4,325
    MANAGEMENT FEES                                       48,000          21,472
    LICENSE FEES                                          59,000          33,214
    TERRITORIAL LICENSE FEES                                --            75,500
    SCANNER ENHANCEMENT REVENUE                           90,000            --
    LICENSE PURCHASE OPTION                               90,000            --
                                                     -----------     -----------
          TOTAL REVENUES                                 290,600         137,132
                                                     -----------     -----------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                          1,000            --
     COST OF MEDICAL EQUIPMENT RENTALS                     1,400           3,223
     GENERAL AND ADMINISTRATIVE                          205,441         105,009
     RESEARCH AND DEVELOPMENT EXPENSE                     41,968            --
                                                     -----------     -----------
          TOTAL OPERATING EXPENSES                       249,809         108,232
                                                     -----------     -----------

          OPERATING INCOME                                40,791          28,900
                                                     -----------     -----------

OTHER INCOME:
     INTEREST INCOME                                      13,292            --
                                                     -----------     -----------
          TOTAL OTHER INCOME                              13,292            --
                                                     -----------     -----------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                         54,083          28,900

PROVISION FOR INCOME TAXES                                  --              --
                                                     -----------     -----------


NET INCOME                                           $    54,083     $    28,900
                                                     ===========     ===========


NET INCOME  PER COMMON SHARE:
     BASIC                                           $      0.00     $      0.00
     DILUTED                                         $      0.00     $      0.00


COMMON EQUIVALENT SHARES:
     BASIC                                            17,634,412      15,478,130
     DILUTED                                          18,795,556      15,478,130


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                                       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
LONGPORT, INC. AND SUBSIDIARY                     -----------------------------
CONSOLIDATED CONDENSED STATEMENTS OF                  1999             1998
OPERATIONS                                         (UNAUDITED)      (UNAUDITED)
--------------------------------------------------------------------------------

NET REVENUES:
     MEDICAL SUPPLY SALES                         $     10,322     $      7,844
     MEDICAL EQUIPMENT RENTALS                           6,400            7,525
     MANAGEMENT FEES                                   144,000           76,500
     LICENSE FEES                                      230,000          125,214
     TERRITORIAL LICENSE FEES                        1,100,000           75,500
     SCANNER ENHANCEMENT REVENUE                       120,000             --
     LICENSE PURCHASE OPTION                           120,000             --
                                                  ------------     ------------
          TOTAL REVENUES                             1,730,722          292,583
                                                  ------------     ------------

OPERATING EXPENSES:
     COST OF MEDICAL SUPPLY SALES                        6,833            3,403
     COST OF MEDICAL EQUIPMENT RENTALS                   2,400            5,024
     GENERAL AND ADMINISTRATIVE                        593,295          535,346
     RESEARCH AND DEVELOPMENT EXPENSE                   65,185             --
                                                  ------------     ------------
          TOTAL OPERATING EXPENSES                     667,713          543,773
                                                  ------------     ------------

          OPERATING INCOME (LOSS)                    1,063,009         (251,190)



OTHER INCOME:
     INTEREST INCOME                                    13,887             --
                                                  ------------     ------------
          TOTAL OTHER INCOME                            13,887             --
                                                  ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                    1,076,896         (251,190)

PROVISION FOR INCOME TAXES                                --               --
                                                  ------------     ------------


NET INCOME (LOSS)                                 $  1,076,896     ($   251,190)
                                                  ============     ============


NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                        $       0.06     ($      0.02)
     DILUTED                                      $       0.06     ($      0.02)


COMMON EQUIVALENT SHARES:
     BASIC                                          17,005,734       15,275,294
     DILUTED                                        17,851,907       15,275,294


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                                          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                       -------------------------
LONGPORT, INC. AND SUBSIDIARY                             1999           1998
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS        (UNAUDITED)   (UNAUDITED)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                     $1,076,896    ($251,190)
  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                        21,225       18,000
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) IN ACCOUNTS RECEIVABLE                  (867,521)     (62,526)
       (INCREASE) DECREASE IN OTHER RECEIVABLES               (500)       1,200
       (INCREASE) DECREASE IN PREPAID EXPENSES             (14,062)      16,750
       (INCREASE) IN INVENTORIES                            (6,329)      (1,200)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                             (12,202)      42,818
                                                        ----------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           197,507     (236,148)
                                                        ----------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                 (305,815)    (103,490)
     PAYMENTS RECEIVED ON NOTES RECEIVABLE                    --         11,250
     PAYMENT FOR EUROPEAN LICENSEE RIGHTS                  (87,952)        --
     PAYMENT FOR PATENTS AND COPYRIGHTS                     (1,248)        --
                                                        ----------    ---------
NET CASH (USED) BY INVESTING ACTIVITIES                   (395,015)     (92,240)
                                                        ----------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     ISSUANCE OF COMMON STOCK                            2,508,500      343,500
     PURCHASE OF TREASURY STOCK                            (17,355)        --
     PAYMENT OF DIVIDENDS                                 (171,084)        --
                                                        ----------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                2,320,061      343,500
                                                        ----------    ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                2,122,553       15,112

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                             127,853       36,397
                                                        ----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $2,250,406    $  51,509
                                                        ==========    =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                                           FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           -------------------------
LONGPORT, INC. AND SUBSIDIARY                                    1999        1998
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS              (UNAUDITED) (UNAUDITED)
-----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD FOR:
          INTEREST                                             $   --     $   --
          INCOME TAXES                                             --         --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
       COMMON STOCK ISSUED FOR MEDICAL EQUIPMENT               $   --     $ 62,500
       COMMON STOCK ISSUED FOR STOCK SUBSCRIPTION RECEIVABLE    100,000       --




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                        6

                          LONGPORT, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1998 previously filed with the Securities and Exchange Commission.


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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the periods ended September 30, 1999 and 1998. For the period ended September 30, 1998 options and warrants to purchase 1,785,714 common shares were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                  ---------------------------   ---------------------------
                                                      1999           1998           1999           1998
                                                  ------------   ------------   ------------   ------------
Net income (loss)                                 $     54,083   $     28,900   $  1,076,896   $   (251,190)
                                                  ============   ============   ============   ============

Weighted-average common shares outstanding:
   Weighted average common shares outstanding -
              Basic                                 17,634,412     15,478,130     17,005,734     15,275,294


    Dilutive securities                              1,161,144           --          846,173           --

                                                  ------------   ------------   ------------   ------------
   Weighted-average common shares outstanding -
              Diluted                               18,795,556     15,478,130     17,851,907     15,275,294
                                                  ============   ============   ============   ============


   Net income (loss) per common share:
        Basic                                     $       0.00   $       0.00   $        .06   $       (.02)
        Diluted                                   $       0.00   $       0.00   $        .06   $       (.02)



                                        7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

                  The three months ended September 30, 1999 vs.
                   the three months ended September 30, 1998.

     Revenues for 1999 were $290,600 compared to $137,132 for 1998. Revenues from medical supplies and equipment sales and rentals decreased $3,346. Revenues generated from wound center management fees increased 123.6%, from $21,472 to $48,000. Licensing and marketing fees increased $40,286, from $108,714 to $149,000. This change reflects the shift in the Company's business philosophy from reliance on sales and rentals. The Company expects licensing and marketing fees to increase in the future. Scanner enhancement revenue, at $30,000 per month, is derived from a contract with a customer, wherein revenue payments began in June, 1999.

     The Company's operations have undergone a significant transformation as management has become totally focused on the development of the Scanner technology. Total expenses increased to $249,809 in 1999 from $108,232 in 1998. The Company has begun production of the Longport Digital Scanner, since obtaining 510K marketing clearance from the FDA to market the scanner on June 23, 1999. Research and development, and administrative expenses have increased as a result of the activity required in the production of the scanners. Research and development expenditures of $41,968 were incurred, versus none in 1998. Administrative salaries increased to $48,000, from $21,000. Consulting fees increased to $32,612, from $19,250. Travel and outside services expenses increased to $42,097 from $28,494. All other administrative expenses increased $45,644.


     The Company's stability and focus can be seen in the comparison of Stockholders' Equity. There has been an increase of over $3,477,300 from 1998 to 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

                  The nine months ended September 30, 1999 vs.
                    the nine months ended September 30, 1998

     Comparison of the Company's operations for the nine-month period essentially follows that of the three-month period comparison described above. The Company has increased revenues over 491% for the nine-month period in 1999, as compared to 1998, to $1,730,722, from $292,583. However, $1,100,000 of that increase was the result of the sale of territorial licenses. The Company expects that there will be additional sales of territorial licenses, but cannot predict the revenue to be derived from such sales. Expenses for the nine months ended September 30, 1999 have increased by $123,940. The Company's operations have undergone a significant transformation, as management has become totally focused on the development of the Scanner technology. The Company has begun production of the Longport Digital Scanner, since obtaining 510K marketing clearance from the FDA to market the scanner on June 23, 1999. Research and development expenses of $65,185 have been incurred, versus none for 1998. All other administrative expenses increased $58,755.

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

     The Company's revenues currently permit it to meet its regular obligations, including salaries. Cash on hand and in banks at September 30, 1999 was $2,250,406. The Company seeks outside sources for additional capital as needed to fund research projects or significant portions of the Scanner development projects. Otherwise, the Company utilizes the cash remaining on a monthly basis to support ongoing research and marketing activities. Management intends to negotiate future relationships that will not damage the Company's current cash flow, or incur significant expenses. See Liquidity and Capital Resources and
Part II, Legal Proceedings.

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

Liquidity and Capital Resources

     The Company's current assets significantly exceed its current liabilities. Management does not expect to incur significant liabilities in the near future. As for the stockholders' equity, it has increased to $3,707,982 for 1999 versus $230,647 for 1998.

     On June 7, 1999, the Company declared a one cent ($.01) dividend on it's common stock. The dividend was paid on July 31st, 1999 to shareholders of record as of June 30th, 1999.

     On August 12, 1999, the Company announced that the Board of Directors, having determined that the Company's common stock was significantly undervalued, in the Board's opinion, authorized the Company to repurchase up to 100,000 shares of it's common stock in open market transactions from time to time over the next six months. During September, 1999, the Company purchased 5,500 shares of it's common stock, at an average price of $3.16 per share.

     As of September 30, 1999, the Company's working capital was $2,700,299. Management anticipates that it will have to sell additional shares of restricted Common Stock to fund any expansions of the business and the development of the Scanner technology. Management does not expect to incur any significant short-term or long-term debt within the next twelve months.

     The Company anticipates growth from additional license agreements, management fees, and sales and rentals of equipment during 1999. New license agreements and Wound Healing Center contracts will essentially mirror the agreements the Company now has in place. The Company intends to continue its practice of acting as a management consultant to healthcare providers, for a fixed monthly fee.

     In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit overpayments of $269,120. The alleged Overpayments are from calendar years 1994 and 1995. The Company appealed the Hearing Officer's decision, and an Administrative Law Judge heard the Appeal on January 5, 1999. The Administrative Law Judge reviewed fourteen cases out of approximately 500 cases in dispute. The Administrative Law Judge rendered his decision on February 18, 1999 regarding the fourteen cases as follows:

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


The Company raised capital through the private sale of stock to current and new shareholders through September 30, 1999. Between July 1, 1999 and September 30, 1999, the Company sold 550,000 shares, at an average price of $1.909 per share, for total proceeds of $1,050,000.

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

The Company estimates that the total identifiable cost of its Y2K compliance effort has not exceeded $10,000.00. As of September 30, 1999, the Company had incurred approximately $10,000.00 to upgrade its computer hardware and software. The Company does not track personnel costs associated with its Y2K compliance effort. The Company has funded Y2K expenditures from internal sources.

Based on the progress made to date and its timetable for further progress in attaining Y2K compliance, the Company does not currently anticipate any significant risks associated with its Y2K issues. However, management believes that it is not possible to determine with absolute certainty that all Y2K issues pertaining to the Company have or will be identified and corrected. The Company has essentially completed the Y2K assessment and a comprehensive contingency plan.



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


                               Longport, Inc.


Dated: November 9, 1999        /s/ James R. McGonigle
-----------------------        ----------------------
                               James R. McGonigle
                               Chief Executive Officer/Chief Accounting Officer