Form 10KSB40
period 1999-12-31
LONGPORT INC
filed 2000-03-27
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission File No. 33-75236


                                 LONGPORT, INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)


                 Delaware                                   23-2715528
                 --------                                   ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 Number)

740 South Chester Road
Suite A
Swarthmore, Pennsylvania                                      19081
------------------------                                      -----
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number: (800) 289-6863

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

                                 Yes X   No ___

     As of March 15, 2000, 18,234,449 shares of the Registrant's $.001 par value Common Stock were outstanding. As of March 15, 2000, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $28,842,615 based upon a closing bid price of $2.81 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenue for its most recent fiscal year was $1,887,826.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Forward-Looking Statements

     Except for historical information, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Business

     The Company has been assigned the patent pending and intellectual property rights to a soft tissue ultrasound scanner ("Scanner") developed at the United Medical and Dental Schools of Guy's and St. Thomas's Hospitals ("UMDS") located in London, England. The Scanner was approved for marketing by the FDA in June 1999. The Scanner, which weighs 15 pounds and is similar in size to a lap top computer, produces a high resolution image of the skin and underlying tissue up to two centimeters below the skin. This allows clinicians to check the status of a wound and the surrounding tissue without having to incise the patient or put a probing device in the fragile wound bed. When used with a coupling gel, the Scanner can penetrate certain types of wound dressings and produce an image, thus avoiding risks of infection and protecting the wound surface during the scanning process.

     Ultrasound has been used for medical images for many years and has proven to be a safe, effective imaging device. Using sound waves emitted at frequencies well above the normal human ear response, echoed signals are converted into graphic images and displayed on a monitor. Computer programs that support ultrasound imaging use algorithms to document dimensions of areas being scanned. These measurements provide a baseline that the clinician can use to compare to other scans. The Scanner shares those characteristics which are common to all ultrasound imaging equipment, but uses high frequency ultrasound at 20 MHz to provide high resolution images at depths of up to 2 centimeters. This compares to the 4 to 7 MHZ ultrasound frequency used to scan fetal images, and the up to 10 MHZ used by conventional ultrasound equipment. Traditional low-frequency ultrasound equipment, which costs $150,000 to $350,000, is generally unable to image thin structures like skin. The Company believes that the Scanner's ability to produce high-resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, is unique.

     The depth used by the Scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, wounds on the ankle require an image depth of only 2 to 4 millimeters, an area generally too small to resolve using conventional imaging technology, but ideally suited to the use of the Scanner. The Scanner provides a clinician with a clear picture, at 65 by 200 microns, of the entire wound area. Consequently, the clinician need not disturb the wound with invasive procedures that can cause additional damage. Since wounds begin to heal from the inside, underneath the skin surface, the ability to observe the entire wound, up to 2 centimeters deep, gives clinicians a much better understanding of the patient's tissue. The ability to observe minute changes just below the skin's surface during the early stages of treatment gives clinicians a picture of the wound's status and allows them to evaluate the treatment's success faster than current methods permit. The Scanner uses a proprietary software program to allow clinicians to objectively measure changes in the wound. The ability to track the healing process becomes critical during the early stages of a treatment program. The Company believes that with the Scanner, clinicians can identify the status of healing within days of starting treatment, instead of waiting up to a month for changes to appear on the wound surface. This helps clinicians quickly determine whether treatment changes are required, helping to decrease the healing time.

     The Company is seeking to obtain reimbursement codes for the Scanner which will allow for patient reimbursement by Medicare, Medicaid and private insurance companies for Scanner charges. The Company expects, but cannot assure, that reimbursement codes will be granted within the next 12 to 18 months. In the meantime, the Company will emphasize marketing to physicians, hospitals and clinics that provide treatment for patients not covered by medical insurance, such as plastic surgery, sports medicine, personal injury and veterinary medicine. Until Scanner charges are reimbursable, demand for Scanners and Scanner procedures are expected to be limited.

     The Company has selected a company in Florida to manufacture the Scanners and has entered into an arrangement with a larger manufacturer in London to act as a second source. The Company's business and financial results will be negatively effected if it is unable to obtain prompt delivery times for any Scanners ordered. Moreover, there is a significant risk of quality control issues whenever a new product is being manufactured.

     Since the Company intends to rent rather than sell the Scanners, it will be necessary for the Company to raise substantial additional funds to pay for the manufacture of Scanners. If the Company is unable to raise funds necessary to manufacture Scanners, its revenue will be significantly diminished.

     In June 1999, the Company entered into an agreement with HealthLink International, Inc. under which HealthLink agreed to provide the Company $5 million over a five-year period to fund technology enhancements for the Scanner. The $5 million of funding is to be paid at the rate of $360,000 the first year, $720,000 the second year, $1,440,000 the third and fourth years and $100,000 per month during the fifth year until the balance of $5 million is paid. In exchange for this funding, HealthLink is to receive, until June 2009, 10% of the gross revenue generated from new Scanner applications and enhancements. HealthLink also has the right to finance the Company's cost of producing its Scanners in exchange for 50% of the gross rental revenue generated by those Scanners. In April 1999 HealthLink purchased 350,000 shares of the Company's common stock representing approximately 2% of its outstanding shares, for $350,000. In March 2000, HealthLink assigned the agreement to one of its affiliates.

     To date, the Company has manufactured 25 Scanners which have been placed in physician offices, hospital and clinics for testing and study. The Company has not sold or leased any Scanners. Most of the Company's revenue to date has been generated by the Company's sale of license rights for the Scanners to other companies.

Marketing

     The Company has entered into exclusive licensing agreements with four companies to market the Scanner, based upon up front fees and lease payments to the Company of $2,000 per month per Scanner. Although the licensing agreements provide for exclusive territories, the Company is free to market the Scanners directly to end users within the licensee's territory. Licensees mark up the $2,000 per month lease payments charged by the Company to their clients. Three of the licensees are paying monthly fees to maintain their licensed territories and one licensee that purchased a license for $1 million has paid $256,000 to date and is required to pay the balance over four years. Additionally, a company that purchased an option to acquire a license has elected not to proceed with the purchase.

     The Company is focusing its initial marketing efforts on specific customers (generally physicians, hospitals and clinics) that will use the Scanner for wound healing applications. The wound healing market includes skin ulcers, diabetes, and trauma wound treatments.

     Wound management, the process of treating various types of wounds, is an expanding and increasingly important area of concern for the medical profession. The cost of treating chronic wounds has been estimated at $5 billion to $7 billion annually. Healthcare providers in the US spent nearly $2 billion on wound management products in 1998, with sales internationally in excess of $6 billion. The combined segments are expected to grow to over $9 billion by the year 2002. Over $90 billion per year is spent on treating America's diabetic population. With more than 625,000 new cases per year, the Company believes there is value for a device that accelerates diagnosis of diabetic wounds. Having a view of the wound and surrounding tissue is expected to materially reduce the risks of amputations, thereby increasing survival rates.

Competition

     Diagnostic imaging solutions compete primarily on the basis of diagnostic value, imaging performance, reliability, ease of use and price. The Company's competitors include MRI producers, ultrasound manufacturers, and X-ray based topography solutions. Any of these competitors could seek to modify their imaging devices to produce higher resolutions at narrower depths. Moreover, current and potential diagnostic imaging modalities such as those described below also pose a significant competitive risk to the Company.

     Low Frequency Ultrasound. Traditional ultrasound technology is used regularly for a number of clinical applications. Several types of ultrasound exist currently, including pulsed ultrasound, continuous wave "Doppler" ultrasound and real-time ultrasound. Each variation is particularly suited to certain applications. For instance, "Doppler" ultrasound is used to record changes in a fetal heart while pulsed ultrasound can be used to resolve images of the abdomen.

     Magnetic Resonance Imaging (MRI). Magnetic resonance imaging produces high quality images inside the body. MRI is based on the principles of nuclear magnetic resonance (NMR), a technique originally used by chemists and physicists to obtain microscopic chemical and physical information about molecules.

     Conventional X-Ray. X-ray systems pass radiation through a patient to a shielded photographic plate. Due to the health risks associated with exposure to ionizing radiation, operating x-ray equipment requires a controlled environment and trained professionals. Additionally, operating x-ray equipment requires film and in many cases, board certified radiologists. Despite these barriers, x-ray technologies is effective for a number of applications, including skeletal examinations and mammography. X-rays cannot currently image thin tissue structures.

Technology Transfer Agreements

     In December 1997 the Company entered into two Technology Transfer Agreements (the "Agreements") with UMDS and Square Wave Systems, Ltd. ("SWS") pursuant to which UMDS and SWS assigned all of their right, title and interest in patent applications (the "Patents") covering certain technology associated with the Scanner. The Agreements provide the Company with the exclusive and world wide rights to the use of the Scanner technology underlying the Patents for medical applications only. UMDS and SWS retained the rights to all other uses for the Patents. However, in the case of the fractal analysis software, a software component of the Scanner which is used to analyze, determine and graphically display the fractal nature of a reflected image generated from a Scanner, the Company's rights are limited to the use of software solely in a high frequency ultra sound skin scanner. In consideration of the assignment of the technology pursuant to the Agreements, the Company agreed to pay to UMDS and SWS, in the aggregate, 3% of the Company's gross revenues for the five year period commencing in June 1999 when the FDA granted marketing permission to the Company with respect to the Scanner. The Company also agreed to pay all costs associated with maintaining and renewing the Patents if approved. The Company expects to be advised as to whether its U.S. patent application has been approved, by the latter part of 2000.

     If granted there can be no assurance that the Patents will afford protection against competitors with similar technology, that the Patents will not be infringed upon or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Patents will not inadvertently infringe upon the patents of others, or that others will not manufacture and distribute similar scanners upon expiration of the Patents. There can also be no assurance that the Patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues.

Employees

     The Company employs six full time employees, including its three executive officers.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases approximately 3,000 square feet of office space at 740 South Chester Road, Suite A, Swarthmore, Pennsylvania on a 36-month lease expiring in October 2002 for $3,161 per month.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is the Plaintiff in an action entitled Longport, Inc., et al v. Rosner, Bresler, Goodman & Buckholz, et al., Civil Action No. 002989, filed in 1997 in the Philadelphia Court of Common Pleas. The action alleges wrongful use of civil proceedings and civil conspiracy against the defendants, and seeks compensatory and punitive damages.

     In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company was liable for repayment of Medicare benefits overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. The Company has appealed the Hearing Officer's decision and the appeal was heard by an Administrative Law Judge in January 1999 and November 1999. The Judge ruled in favor of the Company on certain claims and against it on others. The Company continues the appeal process and cannot predict the outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock has traded on the Electronic Bulletin Board of the National Quotation Bureau under the symbol "LPTI" since September 7, 1994. On November 18, 1999, the common stock was also accepted for trading on the Pacific Exchange under the symbol "LDS.P"

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by the National Quotation Bureau, but does not include retail markup, markdown or commissions.

                                                        Price
                                              --------------------------
By Quarter Ended:                               High              Low
-----------------                               ----              ---

1998
----
March 31, 1998                                $   1.62          $    .88
June 30, 1998                                 $   2.62          $   1.56
September 30, 1998                            $   2.12          $    .75
December 31, 1998                             $   2.00          $    .56

1999
----
March 31, 1999                                $   1.80         $    1.20
June 30, 1999                                 $   4.56         $    4.43
September 30, 1999                            $   2.875        $    2.625
December 31, 1999                             $   3.28         $    2.87

2000
----
March 31, 2000 (through March 15, 2000)       $   3.12         $    2.625

     As of March 15, 2000, the Company had approximately 1620 record and beneficial stockholders.

Transfer Agent and Warrant Agent

     Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80205, is the Company's transfer agent.

Dividends

     The Company paid a special $.01 dividend on its Common Stock in June 1999. The Company had not paid dividends previously and does not intend to pay dividends in the future. Earnings, if any, will be retained to finance growth.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue for 1999 was $1,887.826 compared to $347,776 for 1998. While revenue from wound clinic management fees increased nearly 50%, revenue from licensing and marketing fees increased to $1,494,000 in 1999, from $219,500 in 1998. The Company also realized $210,000 of Scanner enhancement revenue in 1999, under its former Scanner enhancement agreement with HealthLink International, Inc.

     Total expenses decreased to $1,221,592 in 1999 from $2,431,472 in 1998 and research and development expenses in 1999 decreased to $113,445 from $997,159 in 1998. These decreases resulted from a reduction in research and development on the Scanner in 1999. The Company received 510k marketing permission for the Scanner from the FDA in 1999.

     The Company reported a net profit of $707,393 in 1999, compared to a net loss of $2,085,306 for 1998. This turnaround is attributed to the increase in license and marketing fees and a decrease in total expenses.

     The Company does expect to realize additional revenue from license and marketing fees or scanner enhancement revenue, and expects that future revenue will be generated from the rental of Scanners. One of the Company's licensees terminated its license agreement with the Company in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue for 1998 was $347,776 compared to $171,786 for 1997. While revenue from medical supplies and equipment sales and rentals decreased, revenues generated from wound center management fees remained essentially the same, $109,500 and $102,000, respectively. Licensing and marketing fees for 1998 were $219,500, compared to $34,000 in 1997. This change reflected the Company's business shift from reliance on sales and rentals of other medical products to licensing arrangements for the Scanner.

     Total expenses increased to $2,431,472 in 1998 from $365,357 in 1997. Operating expenses for 1998 include compensation from the issuance of stock options, totaling $1,087,000 and $643,583 in compensation paid in Common Stock for services rendered for research and development. This increase reflects the Company's commitment to the development of the Scanner technology. The Company expects research and development expenses related to the Scanner to increase over time, as these expenses are necessary to obtain FDA clearance to market the Scanner.

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

Liquidity and Capital Resources

     In 1999, the Company sold a total of 1,497,000 shares of its restricted common stock to current and new shareholders, netting $2,461,000. The Company also issued 1,050,000 shares of restricted stock as a result of the exercise of stock options, netting $935,000. The Company also purchased and/or retired 473,500 shares of treasury stock for $315,728. As of December 31, 1999 the Company had $2,345,906 in cash and cash equivalents. The Company believes it has sufficient cash to allow it to begin manufacturing and marketing efforts on its Scanner. The Company has also set aside $100,000 for settlement of a payment claim made by Medicare. This amount represents management's estimate based upon the latest decision by the Administrative Law Judge reviewing the case.

Trends

     Guardian Manufacturing, Inc. will remain the Company's primary manufacturer for the Scanner. Guardian is assisting the Company in building new probes, which are intended to scan deeper, while maintaining resolution. The development of deeper and more versatile Scanners is expected to allow the Company to penetrate new markets.

     The Company has assembled a team which includes three of the Scanner's original researchers, to improve Scanner performance. The Company has also selected a second manufacturer, S.R.A. Developments LTD., to help it develop an international market for the Scanners. S.R.A. is building ten Scanners that the Company will use for submission to the European community for the "CE" mark identifier (European Approval). S.R.A. has experience with FDA approved products as well as ISO 9000 and 46001 and will serve as a back-up manufacturer for future Scanner production.

     The Company formed Longport International, Inc., a wholly owned subsidiary, in 1999 to handle Scanner sales outside North America. The Company also acquired the marketing rights to the Scanner in Europe from QMI. The Company has hired Paul Wilson, QMI's Managing Director, to begin overseeing both the marketing and manufacturing of the Scanner in Europe.

Year 2000 Issues

     The Company believes that its computer hardware and related systems, peripherals and software are Y2K compliant.

     The Company has not experienced any Y2K problems in connection with the operation of its own systems or the systems of third parties.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                         LONGPORT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements                                                        Page
--------------------                                                        ----
  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheet as of December 31, 1999                         F-3

  Consolidated Statements of Operations for the years ended
   December 31, 1999 and 1998                                                F-5

  Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1999 and 1998                                    F-6

  Consolidated Statements of Cash Flows for the years ended
   December 31, 1999 and 1998                                                F-7

  Notes To Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Longport, Inc.


We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longport, Inc. and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.





                                          Angell & Deering
                                          Certified Public Accountants

Denver, Colorado
January 19, 2000

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $ 2,345,906
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                 237,479
   Employees                                                             48,844
  Interest receivable                                                     6,444
  Inventories                                                            18,313
  Prepaid expenses and other                                            211,773
                                                                    -----------

         Total Current Assets                                         2,868,759
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     543,821
  Computer equipment                                                     10,305
  Office furniture and equipment                                         20,312
                                                                    -----------
                                                                        574,438
  Less accumulated depreciation                                         (84,339)
                                                                    -----------

         Net Property and Equipment                                     490,099
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            531,250
  Intangible assets, net of accumulated amortization of $49,498          88,454
                                                                    -----------

         Total Other Assets                                             624,040
                                                                    -----------

         Total Assets                                               $ 3,982,898
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    30,511
  Accrued payroll taxes                                                  20,525
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      151,036
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   18,234,449 shares issued and outstanding                              18,234
  Paid in capital                                                     7,850,131
  Accumulated deficit                                                (4,035,871)
  Accumulated other comprehensive loss                                     (632)
                                                                    -----------

         Total Stockholders' Equity                                   3,831,862
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 3,982,898
                                                                    ===========






                     The accompanying notes are an integral
                part of these consolidated financial statements.


                         LONGPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                            1999            1998
                                                            ----            ----
Net Revenues:
  Wound clinic management fees                          $    162,000   $    109,500
  License and marketing fees                               1,494,000        219,500
  Scanner enhancement revenue                                210,000           --
  Other                                                       21,826         18,776
                                                        ------------   ------------

     Total Revenues                                        1,887,826        347,776
                                                        ------------   ------------

Operating Expenses:
  General and administrative                               1,108,147      1,434,313
  Research and development expense                           113,445        997,159
                                                        ------------   ------------

     Total Operating Expenses                              1,221,592      2,431,472
                                                        ------------   ------------

     Operating Income (Loss)                                 666,234     (2,083,696)
                                                        ------------   ------------

Other Income (Expense):
  Interest income                                             43,088           --
  Other income                                                   577           --
  Loss on disposal of assets                                    --             (641)
  Interest expense                                              --             (566)
                                                        ------------   ------------

     Total Other Income (Expense)                             43,665         (1,207)
                                                        ------------   ------------

Income (Loss) Before Provision for Income Taxes              709,899     (2,084,903)

Provision for income taxes                                     2,506            403
                                                        ------------   ------------

 Net Income (Loss)                                      $    707,393   $ (2,085,306)
                                                        ============   ============

Net Income (Loss) Per Share of Common Stock:
  Basic                                                 $        .04   $       (.14)
  Diluted                                               $        .04   $       (.14)

Weighted Average Number of Common Shares Outstanding:
  Basic                                                   17,314,674     15,397,832
  Diluted                                                 18,177,573     15,397,832


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                       F-5

                                       LONGPORT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                  Common Stock                        Current Years
                                                             ---------------------        Paid in     Comprehensive
                                                             Shares         Amount        Capital     Income (Loss)
                                                             ------         ------        -------     -------------

Balance at December 31, 1997                               14,856,282    $    14,856    $ 2,615,354

Issuance of common stock                                      719,667            720        416,580

Issuance of common stock upon exercise of stock option        100,000            100          9,900

Issuance of common stock for research equipment               125,000            125         47,208

Issuance of common stock for services                         360,000            360        595,890

Compensation from issuance of stock options                      --             --        1,087,000

Net loss                                                         --             --             --      $(2,085,306)
                                                          -----------    -----------    -----------    ===========

Balance at December 31, 1998                               16,160,949         16,161      4,771,932

Issuance of common stock                                    1,497,000          1,497      2,459,503

Issuance of common stock upon exercise of stock options     1,050,000          1,050        933,950

Purchase and retirement of treasury stock                    (473,500)          (474)      (315,254)

Cash dividends                                                   --             --             --

Translation adjustment                                           --             --             --      $      (632)

Net income                                                       --             --             --          707,393
                                                                                                       -----------

    Total Comprehensive Income                                   --             --             --      $   706,761
                                                          -----------    -----------    -----------    ===========

Balance at December 31, 1999                               18,234,449    $    18,234    $ 7,850,131
                                                          ===========    ===========    ===========

Table continues on following page.

                                                      F-6

                                       LONGPORT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                (Continued)

                                                                                                       Accumulated
                                                                                 Treasury Stock           Other
                                                          Accumulated         -------------------      Comprehensive
                                                            Deficit           Shares       Amount      Income (Loss)
                                                            -------           ------       ------      -------------
Balance at December 31, 1997                              $(2,486,873)       (30,000)   $    (5,000)   $      --

Issuance of common stock                                         --             --             --             --

Issuance of common stock upon exercise of stock option           --             --             --             --

Issuance of common stock for research equipment                  --             --             --             --

Issuance of common stock for services                            --             --             --             --

Compensation from issuance of stock options                      --             --             --             --

Net loss                                                   (2,085,306)          --             --             --
                                                          -----------    -----------    -----------    -----------

Balance at December 31, 1998                               (4,572,179)       (30,000)        (5,000)          --

Issuance of common stock                                         --             --             --             --

Issuance of common stock upon exercise of stock options          --             --             --             --

Purchase and retirement of treasury stock                        --           30,000          5,000           --

Cash dividends                                               (171,085)          --             --             --

Translation adjustment                                           --             --             --             (632)

Net income                                                    707,393           --             --             --


    Total Comprehensive Income                                   --             --             --             --
                                                          -----------    -----------    -----------    -----------

Balance at December 31, 1999                              $(4,035,871)          --      $      --      $      (632)
                                                          ===========    ===========    ===========    ===========



                                   The accompanying notes are an integral
                              part of these consolidated financial statements.

                                                  F-6(a)

                              LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                   1999           1998
                                                                   ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                            $   707,393    $(2,085,306)
  Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
    Depreciation and amortization                                   41,551         51,139
    Provision for bad debts                                          3,750           --
    Loss on disposal of assets                                        --              641
    Common stock issued for services                                  --          596,250
    Common stock issued for research equipment                        --           47,333
    Compensation from issuance of stock options                       --        1,087,000
    Changes in assets and liabilities:
     Accounts receivable                                          (757,851)        (6,602)
     Other receivables                                              (6,444)         3,087
     Prepaid expenses and other                                   (181,822)       (10,451)
     Inventories                                                     7,154        (23,267)
     Accounts payable and accrued expenses                         114,533         24,304
                                                               -----------    -----------

      Net Cash (Used) By Operating Activities                      (71,736)      (315,872)
                                                               -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                            (483,809)       (33,149)
  License rights                                                   (87,952)          --
  Payments on notes receivable                                        --           15,000
  Employee advances                                                (48,844)          --
  Deposits                                                          (3,161)        (1,175)
                                                               -----------    -----------

      Net Cash (Used) By Investing Activities                     (623,766)       (19,324)
                                                               -----------    -----------

Cash Flows From Financing Activities:
   Principal payments on notes payable                                --             (648)
   Issuance of common stock                                      3,396,000        427,300
   Purchase of treasury stock                                     (310,728)          --
   Dividends paid                                                 (171,085)          --
                                                               -----------    -----------

      Net Cash Provided By Financing Activities                  2,914,187        426,652
                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents          (632)          --
                                                               -----------    -----------

      Net Increase in Cash and Cash Equivalents                  2,218,053         91,456

      Cash and Cash Equivalents at Beginning of Year               127,853         36,397
                                                               -----------    -----------

      Cash and Cash Equivalents at End of Year                 $ 2,345,906    $   127,853
                                                               ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                    $      --      $       566
   Income taxes                                                      2,506          3,576


                          The accompanying notes are an integral
                     part of these consolidated financial statements.

                                            F-7

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------
        Description of Business
        -----------------------
          Longport, Inc. (the "Company") was incorporated January 22, 1993. The Company was formed to market and distribute wound care products. In 1995, the Company began managing wound healing centers under management services contracts. Also, the Company has developed a soft tissue ultrasound scanner (the "Scanner"). The Scanner, is used in numerous wound care and other medical applications.

        Principles of Consolidation
        ---------------------------
          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents
        -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

        Inventories
        -----------
          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method. Inventories consists of finished goods totalling $7,780 and scanner parts totalling $10,533.

        Property and Equipment
        ----------------------
          Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

                 Classification                         Useful Life in Years
                 --------------                         --------------------
          Medical equipment                                     3-5
          Computer equipment                                     5
          Office furniture and equipment                        4-7

          Depreciation of property and equipment charged to operations is $27,886 and $41,139 for the years ended December 31, 1999 and 1998, respectively.

        Intangible Assets
        -----------------
          Intangible assets are being amortized using the straight-line method based on the following estimated useful lives.

          Description                                   Useful Life in Years
          -----------                                   --------------------
          License rights                                        10
          Scanner rights                                         5

        Revenue Recognition
        -------------------
          The Company recognizes revenue from product sales upon shipment to the customer. Revenue from medical services are recognized as the Company performs the services.

        Stock-Based Compensation
        ------------------------
          The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------
        Stock-Based Compensation (Continued)
        ------------------------------------
          stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

        Long-Lived Assets
        -----------------
          In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets, certain identifiable intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

        Foreign Currency Translation
        ----------------------------
          The Company's international operations use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

        Income Taxes
        ------------
          Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

        Net Income (Loss) Per Share of Common Stock
        -------------------------------------------
          The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

          Basic earnings per share is calculated by dividing net income (loss) for the year by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 1999 and 1998 is presented in Note 3.

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

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------
        Reclassifications
        -----------------
          Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2.   Income Taxes
     ------------

          The components of the provision for income taxes are as follows:

                                                      1999       1998
                                                      ----       ----
          Current:
           Federal                                   $ --       $ --
           State                                      2,506        403
                                                     ------     ------
             Total                                    2,506        403
                                                     ------     ------

          Deferred:
           Federal                                     --         --
           State                                       --         --
                                                     ------     ------
             Total                                     --         --
                                                     ------     ------

          Total Provision For Income Taxes           $2,506     $  403
                                                     ======     ======

          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                         1999    1998
                                                         ----    ----
          Federal statutory rate                          34%    (34)%
          State income taxes, net of federal benefits      6      (6)
          Net operating loss carryover                   (40)    --
          Valuation allowance                            --       40
                                                         ---     ---

          Total                                          -- %    -- %
                                                         ===     ===

          The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                           1999         1998
                                                           ----         ----
          Income taxes at the federal statutory rate    $ 241,366    $(708,867)
          State income taxes, net of federal benefits      42,594     (125,094)
          Nondeductible expenses                           18,752        3,978
          Net operating loss carryover                   (300,206)        --
          Valuation allowance                                --        830,386
                                                        ---------    ---------

          Total                                         $   2,506    $     403
                                                        =========    =========

          Significant components of deferred income taxes as of December 31, 1999 are as follows:

          Net operating loss carryover                      $1,871,500
          Reserve for bad debts                                  1,500
                                                            ----------

          Total deferred tax asset                           1,873,000
                                                            ----------

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Income Taxes (Continued)
     ------------------------

          Depreciation                                         (6,000)
          Stock option compensation                          (396,500)
          Other                                                  (500)
                                                          -----------

          Total deferred tax liability                       (403,000)
                                                          -----------

          Less valuation allowance                         (1,470,000)
                                                          -----------

          Net Deferred Tax Asset                          $      --
                                                          ===========

          The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $1,470,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was a decrease of $338,700. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $4,675,000 and $2,825,000 respectively. Such carryforwards expire in the years 2008 through 2019 and 2005 through 2009 for federal and state purposes, respectively.

3.   Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
          The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per share for the years ended December 31, 1999 and 1998. For the years ended December 1999 and 1998 options and warrants to purchase 1,685,714 and 2,535,714 common shares, respectively, were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.

                                                               1999           1998
                                                               ----           ----
          Net income (loss)                                $    707,393   $ (2,085,306)
                                                           ============   ============

          Weighted-average common shares outstanding:
            Weighted average common shares outstanding -
                Basic                                        17,314,674     15,397,832

            Dilutive securities                                 862,899           --
                                                           ------------   ------------

            Weighted-average common shares outstanding -
                Diluted                                      18,177,573     15,397,832
                                                           ============   ============

          Net income (loss) per common share:
                Basic                                      $        .04   $       (.14)
                Diluted                                    $        .04   $       (.14)


                                      F-11

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Stock Options and Warrants
     --------------------------
        Stock Option Plan
        -----------------
          The Company adopted a stock option plan (the "Plan"), effective as of November 15, 1999 which provides for the grant of non-qualified stock options. A total of 1,000,000 shares of common stock have been reserved for issuance under the Plan.

          Options under the Company's Plan are issuable only to eligible officers, directors, key employees and consultants of the Company. The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the Plan shall remain in effect until December 31, 2009.

          The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The stock options are subject to anti-dilution provisions in the event of stock splits, stock dividends and the like.

          No stock options are transferrable by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option is only exercisable by the optionee. The exercise date of an option granted under the Plan must not be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company will become available once again for issuance.

          The following table contains information on the stock options under the Company's Plan for the year ended December 31, 1999. The outstanding options expire in November 2009.

                                                    Number of   Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------
          Options outstanding at December 31, 1998      --          $  --
            Granted                                  500,000          3.00
            Exercised                                   --             --
            Cancelled                                   --             --
                                                     -------        ------

          Options outstanding at December 31, 1999   500,000        $ 3.00
                                                     =======        ======

        Options
        -------
          The Company has granted stock options to employees, consultants and other individuals. The outstanding agreements expire from July 1999 through September 2000. The following table contains information on all of the Company's non Plan stock options for the years ended December 31, 1999 and 1998.

                                                    Number of   Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------
          Options outstanding at December 31, 1997    194,000       $   .10
            Granted                                 1,350,000           .88
            Exercised                                (100,000)          .10
            Cancelled                                 (94,000)          .10
                                                   ----------       -------

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Stock Options and Warrants (Continued)
     --------------------------------------
        Options (Continued)
        -------------------

          Options outstanding at December 31, 1998    1,350,000         .88
            Granted                                     300,000        2.00
            Exercised                                (1,050,000)        .89
            Cancelled                                  (100,000)       1.00
                                                     ----------    --------

          Options outstanding at December 31, 1999      500,000    $   1.50
                                                     ==========    ========

        Warrants
        --------
          In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $3.00 at anytime until June 30, 2000. All 1,185,714 warrants are outstanding as of December 31, 1999.

        Pro Forma Disclosures
        ---------------------
          The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations in accounting for employee stock options and does not recognize compensation expense for its stock options other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date of employee stock options consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced as follows:

                                                           1999         1998
                                                           ----         ----
          Net income (loss):
            As reported                                  $707,393   $(2,085,306)
            Pro forma                                    $430,801   $(2,086,356)

          Net income (loss) per share of common stock:
            As reported                                  $    .04   $      (.14)
            Pro forma                                    $    .02   $      (.14)

          These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1999 and 1998.

                                                     1999           1998
                                                     ----           ----
          Risk-free interest rate                      5.93%        5.29%
          Expected life                           4.25 years       1 year
          Expected volatility                        164.27%      155.43%
          Expected dividend yield                         0%           0%

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Stock Options and Warrants (Continued)
     --------------------------------------
        Pro Forma Disclosures (Continued)
        ---------------------------------
          models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

          The weighted average fair value price of options granted in 1999 was $2.22.

          The following table summarizes information about the Company's stock based compensation plan at December 31, 1999:

          Options Outstanding and Exercisable by Price Range as of December 31, 1999:

                              Options Outstanding           Options Exercisable
                        -------------------------------    ---------------------
                                   Weighted
                                    Average     Weighted                Weighted
          Range of                 Remaining     Average                 Average
          Exercise    Number      Contractual   Exercise     Number     Exercise
           Prices   Outstanding   Life-Years     Price     Exercisable    Price
           ------   -----------   ----------     -----     -----------    -----
           $3.00      500,000        9.87        $3.00         --          $--
           =====      =======        ====        =====       =====        =====

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

5.   Accumulated Other Comprehensive Income
     --------------------------------------
          Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and foreign currency translation adjustments. Components of other comprehensive income consist of the following:

                                                                 Accumulated
                                                   Foreign          Other
                                                   Currency     Comprehensive
                                                  Translation   Income (Loss)
                                                  -----------   -------------

          Balance at December 31, 1997               $--            $--
          1998 change                                 --             --
                                                     -----          -----

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Accumulated Other Comprehensive Income (Continued)
     --------------------------------------------------

          Balance At December 31, 1998                --             --
          1999 Change                                 (632)          (632)
                                                     -----          -----

          Balance at December 31, 1999               $(632)         $(632)
                                                     =====          =====

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

7.   Commitments and Contingencies
     -----------------------------
        Leases
        ------
          The Company leases office equipment, a motor vehicle and office facilities under long-term leasing arrangements. The Company's office facilities lease contains a two-year renewal option. The following is a schedule of future minimum lease payments at December 31, 1999 under the Company's operating leases which have an initial noncancellable lease term in excess of one year:

              Year Ending                                    Operating
              December 31,                                    Leases
              ------------                                    ------
                 2000                                        $ 53,232
                 2001                                          41,557
                 2002                                          34,771
                                                               ------

                      Total Future Minimum Lease Payments    $129,560
                                                             ========

          Rental expense charged to operations was $36,316 and $24,124 for the years ended December 31, 1999 and 1998, respectively.

        Technology Enhancement and Marketing Agreement
        ----------------------------------------------
          The Company entered into a Technology Enhancement and marketing Agreement (the "Agreement") with a Corporation in June 1999. The Corporation has agreed to fund $5,000,000 for research for biomedical technology enhancements to the Company's digital scanner technologies. The two companies will share in the proceeds from the sale or lease of any enhancements and new applications of the digital scanner developed as a result of the research funded by the Corporation. The Company will pay the Corporation ten percent of the gross revenues from the sale or lease of any enhancements and new applications of the digital scanner developed as a result of the research funded by the Corporation under the Agreement for a period of ten years. In addition, the Company will give the Corporation the opportunity to finance up to fifty percent of the digital scanners produced and from each digital scanner produced and financed by the Corporation, the Company and the Corporation will share equally in the lease income of $2,000 per month. The Agreement is effective June 1, 1999 and the

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Commitments and Contingencies (Continued)
     -----------------------------------------
        Technology Enhancement and Marketing Agreement (Continued)
        ----------------------------------------------------------
          Corporation shall provide the funding in increments of $30,000 a month for the first year, $60,000 a month for the second year, $120,000 a month for the third and fourth years and $100,000 a month for the fifth year until a total of $5,000,000 is paid under the Agreement.

        Medicare Hearings
        -----------------
          In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit Overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company has appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. In total the Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of the Company on certain cases and ruled against the Company on other cases. Currently the Company continues to be in the Appeals process. The Company is unable to predict the outcome of the Appeal.

          As of December 31, 1999, the Company has accrued a liability of $100,000 as a result of the above proceedings. The $100,000 accrual is the Company's best estimate of the potential liability based on all of the facts and circumstances currently known.

8.   Concentration of Credit Risk and Major Customers
     ------------------------------------------------
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's cash in its banks exceed the federally insured limits.

          The Company provides credit, in the normal course of business, to hospitals, distributors, and others in the health care industry. The Company's customers are located primarily in the eastern United States. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations. The Company's revenue is generated from a single product, the Scanner, which subjects the Company to significant financial exposure. If future sales change the Company's operations could be materially adversely affected.

          Revenues from major customers, as a percentage of total revenue, for the years ended December 31, 1999 and 1998 were as follows:

                                                      1999         1998
                                                      ----         ----
              Customer A                                *          11.5%
              Customer B                                *          12.1%
              Customer C                                *          20.0%
              Customer D                                *          28.8%
              Customer E                             59.3%
              Customer F                             11.1%

              * Less than 10%

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Fair Value of Financial Instruments
     -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1999:

                                                       1999
                                              ------------------------
                                               Carrying     Estimated
                                                Amount      Fair Value
                                                ------      ----------
          Financial Assets:
           Cash and cash equivalents          $2,345,906    $2,345,906

          The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                      Officer or
                                                                       Director
      Name                Age              Office                       Since
      ----                ---              ------                       -----

James R. McGonigle        56         Chairman of the                    1993
                                     Board of Directors,
                                     Chief Executive
                                     Officer, and
                                     Chief Accounting Officer

William Mullin            32         President and Director             1999

Bonita Weyrauch           46         Director of Clinical Sales         1998
                                      and Director

Peter E. Cavanaugh        35         Director                           1993

Lee S. Cohen              51         Director of Sports
                                     Medicine and Director              1999

     Directors hold office for a period of one year from their election at the annual meeting of shareholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has no audit, nominating or compensation committee. No director receives compensation for services as a director.

Background

     The following is a summary of the business experience of each officer and director of the Company:

     James R. McGonigle founded the Company and has served as its Chairman and Chief Executive Officer since its inception in January 1993. From 1987 to 1992 Mr. McGonigle was the founder and president of Supra Medical Corp. Supra was a publicly held company specializing in the development of proprietary medical technologies in the fields of skin care and diagnostics.

     William B. Mullin was appointed President of the Company in June 1999. He was the Chief Financial Officer of the Company from April 1994 to December 1995. From January 1996 to May 1999 Mr. Mullin was a financial consultant with Merrill Lynch Pierce Fenner & Smith in Wayne, PA. From June 1993 to April 1994 he was employed as a management consultant with KPMG Peat Marwick. From April 1990 to July 1993 Mr. Mullin was an officer in the United States Army on active duty and is currently a Captain in the United States Army Reserves. He earned a BS degree in Finance from the University of Tampa and an MS in Business Administration from Boston University.

     Bonita Weyrauch, R.N., Vice President of Clinical Services, joined Longport in July, 1993 and is a licensed Registered Nurse in Pennsylvania and New Jersey. From 1984 through 1993 Mrs. Weyrauch was employed as Director of Nursing for the Dermatologic Surgi Centers based in Philadelphia. Mrs. Weyrauch is an active member in the Pennsylvania Nurses Association, the American Nurses Association and the Dermatology Nurses Association (DNA). She co-founded, and is the current President of, the Delaware Valley Chapter of the DNA. She is also the key representative for Dermatology, within Pennsylvania, for the National Association for Specialty Nursing, an organization interested in health care reform. Mrs. Weyrauch has been published in several medical journals and has presented clinical papers on a national level for the DNA and the American Academy of Dermatology.

     Peter E. Cavanaugh was Vice President and General Counsel of the Company from December 1993 until February 1997. From March, 1992, until May, 1993, Mr. Cavanaugh was employed as a law clerk at the Law Offices of Tybout, Redfearn & Pell in Wilmington, Delaware and from 1986 until 1992, he was employed by the Pennsylvania Manufacturers Association Insurance Company in the legal and claims departments. From February 1997 until August 1997, he practiced law with the law firm of White and Williams. He is currently associate counsel for Nuclear Electric Insurance, Ltd.

     Lee S. Cohen, DPM, Director of Sports Medicine, joined the Company in October 1998. Dr. Cohen acts as the Podiatric Consultant to the Philadelphia Eagles, 76ers, the New York Jets and the L.P.G.A. in addition to numerous other sports affiliates. Dr. Cohen currently holds patents on seven foot care products, some of which are used in the National Football League and Major League Baseball. Dr. Cohen received his Doctor of Podiatric Medicine from Pennsylvania College of Podiatric Medicine and his BA from Temple University.

Executive Compensation

     The following table discloses all compensation paid to the Company's Chief Executive Officer for the years ended December 31, 1998 and 1999. No executive officer's annual compensation exceeded $100,000 in either year.


                                          Summary Compensation Table


(a)           (b)     (c)        (d)       (e)              (f)          (g)        (h)          (i)
Name &                                     Other            Restricted
Principal                                  Annual           Stock        Options/   LTIP         All Other
Position      Year    Salary($)  Bonus($)  Compensation($)  Awards($)    SARS(#)    Payouts($)   Compensation($)
--------      ----    ---------  --------  ---------------  ---------    -------    ----------   ---------------

James R.      1999    -0-(1)     -0-            -0-           -0-          -0-        -0-            -0-
McGonigle
Chief Exec.
Officer
              1998    -0-(1)     -0-            -0-           -0-          -0-        -0-            -0-


(1) The Company pays Colpat, Inc., a consulting firm wholly owned by Mr. McGonigle, $8,000 per month for Mr. McGonigle's services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

                                 Number of
Name                            Shares Owned                 Percent of Class
----                            ------------                 ----------------
James R. McGonigle (1)            1,865,893                       10.2%

William Mullin(2)                   400,000                        2.2%

Bonita Weyrauch                     328,558                        1.8%

Peter Cavanaugh                     223,571                        1.2%

Lee S. Cohen                         10,000                         .0%

John H. Carbutt (3)                 812,777                        4.4%

Michie Proctor and                2,669,174                       14.6%
Joyce Proctor (4)

The First Baptist Church          1,280,977                        7.0%
of Southwest Broward

John Mills                        1,192,000                        6.5%

All officers and directors
as a group (five persons)(5)      2,828,022                       15.2%

(1) Includes 840,000 shares held by James R. McGonigle, 497,143 shares held by Wound Healing Systems, Inc., and 376,750 shares held by Colpat, Inc. corporations controlled by Mr. McGonigle, and 100,000 common stock purchase warrants held by Colpat, Inc.

(2) Includes stock options to purchase 300,000 shares at $2.00 per share until May 2003.

(3) Includes 436,098 shares held by John H. Carbutt, 200,000 common stock purchase warrants held by Mr. Carbutt and 176,679 shares held by Jagapata, Ltd., a corporation controlled by Mr. Carbutt.

(4) Includes 2,118,258 shares held by Michie Proctor, 450,916 shares held by Michie Proctor and Joyce Proctor and 100,000 common stock purchase warrants held by Michie and Joyce Proctor.

(5) Includes shares, common stock purchase warrants and stock options held by the Company's officers and directors, which are exercisable within 60 days from the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In January 1996, the Company entered into a consulting agreement with Colpat, Inc., a company owned and controlled by the Company's Chief Executive Officer, James R. McGonigle, pursuant to which Colpat provides Mr. McGonigle's services to the Company for $8,000 per month.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)           Exhibits.
              ---------

Exhibit No.                    Title
-----------                    -----
   3.1        Certificate of Incorporation of Registrant(1)
   3.2        Bylaws of Registrant(1)
   4.1        Form of Common Stock Purchase Warrant(1)
  10.25       Research and Licensing Agreement (UMDS)(1)
  10.30       Services Agreement (West Jersey Health System)(2)
  10.32       Agreement with R. D. Bowers Associates (1)
  10.33       Agreement with Professional Home Care Services (1)
  10.34       Agreement with Austin Medical, Inc. (1)
  10.35       Letter of Understanding with GWR Medical, LLP (1)
  10.36       Technology Transfer Agreement (VMOS) (1)
  10.37       Technology Transfer Agreement (SWS) (1)
  10.37       Newtown Square Office Lease
  10.38       Agreement with HealthLink International, Inc.
  21.1        Subsidiaries of Registrant(1)
  99.1        Deed Regarding 791 South Chester Road, Swarthmore, Pennsylvania(1)
  99.2        Deed of Correction(1)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33-75236 and Post Effective Amendment No. 1 thereto.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(b)           Reports on Form 8K
              ------------------

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on March 20, 2000.

                                                   LONGPORT, INC.



                                                   By /s/ James R. McGonigle
                                                   -------------------------
                                                   James R. McGonigle,
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, this Registration Statement has been signed by the following persons on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----


/s/ James R. McGonigle           Chairman of the                 March 20, 2000
-------------------------        Board of Directors,
James R. McGonigle               Chief Executive Officer,
                                 and Chief Financial
                                 Officer (Principal Accounting
                                 Officer)


/s/ William Mullin               President and Director          March 20, 2000
--------------------------
William Mullin


/s/ Bonita Weyrauch              Director of Clinical            March 20, 2000
--------------------------       Services and Director
Bonita Weyrauch


/s/ Peter Cavanaugh              Director                        March 20, 2000
--------------------------
Peter Cavanaugh


/s/ Lee S. Cohen                 Director                        March 20, 2000
--------------------------
Lee S. Cohen