Form 10QSB
period 2000-03-31
LONGPORT INC
filed 2000-05-10
CIK 919043

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

                        Commission file number: 33-75236


                                 Longport, Inc.
                 (Name of Small Business Issuer in its charter)


           Delaware                                               23-2715528
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              740 South Chester Rd.
                              Swarthmore, PA 19081
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 328-5006
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No ___




There are 18,288,360 shares of the Registrants common stock, $.001 par value, outstanding on April 30, 2000.

                                 Longport, Inc.
                                   Form 10-QSB



                                      INDEX

Part I.  Financial Information                                             Page
                                                                           ----

         Item 1. Financial Statements

         Consolidated Condensed Balance Sheet
         as of March 31, 2000...........................................   1-2


         Consolidated Condensed Statements of
         Operations for the three months ended
         March 31, 2000 and 1999........................................   3

         Consolidated Condensed Statements of Cash
         Flows for the three months ended March 31, 2000
         and 1999.......................................................   4

         Notes to Consolidated Condensed Financial Statements...........   5


         Item 2. Management's Discussion and
         Analysis of Financial Condition
         And Results of Operations......................................   6-7




Part II.  Other Information and Signatures..............................   8-9

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $ 1,960,300
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                 306,235
  Interest receivable                                                     7,952
  Inventories                                                            54,739
  Prepaid expenses and other                                             31,747
  Deposits                                                              277,700
                                                                    -----------

            Total Current Assets                                      2,638,673
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     588,892
  Computer equipment                                                     26,823
  Office furniture and equipment                                         17,844
                                                                    -----------
                                                                        633,559
  Less accumulated depreciation                                        (124,431)
                                                                    -----------

            Net Property and Equipment                                  509,128
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            478,125
  Intangible assets, net of accumulated
    amortization of $54,197                                              83,755
  Note receivable                                                        50,000
                                                                    -----------

            Total Other Assets                                          616,216
                                                                    -----------

            Total Asset                                             $ 3,764,017
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    68,835
  Accrued expenses                                                       10,662
  Accrued Medicare obligation                                           100,000
                                                                    -----------

            Total Current Liabilities                                   179,497
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value,
   1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value,
   25,000,000 shares authorized,
   18,288,360 shares issued and outstanding                              18,288
  Paid in capital                                                     8,463,976
  Accumulated deficit                                                (4,896,410)
  Accumulated other comprehensive loss                                   (1,334)
                                                                    -----------

            Total Stockholders' Equity                                3,584,520
                                                                    -----------

            Total Liabilities and Stockholders' Equity              $ 3,764,017
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                   LONGPORT, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                        2000                      1999
                                                                        ----                      ----
Net Revenues:
  Wound clinic management fees                                      $     33,000              $     48,000
  License and marketing fees                                              30,000                    78,000
  Territorial license fees                                                  --                   1,100,000
  Scanner enhancement revenue                                             90,000                      --
  Other                                                                    5,128                     8,770
                                                                    ------------              ------------

     Total Revenues                                                      158,128                 1,234,770
                                                                    ------------              ------------

Operating Expenses:
  General and administrative                                             370,715                   223,236
  Stock compensation expense                                             602,910                      --
  Research and development expense                                        54,000                      --
                                                                    ------------              ------------

     Total Operating Expenses                                          1,027,625                   223,236
                                                                    ------------              ------------

     Operating Income (Loss)                                            (869,497)                1,011,534
                                                                    ------------              ------------

Other Income (Expense):
  Interest income                                                         18,539                      --
                                                                    ------------              ------------

     Total Other Income (Expense)                                         18,539                      --
                                                                    ------------              ------------

Income (Loss) Before Provision for Income Taxes                         (850,958)                1,011,534

Provision for income taxes                                                 9,581                      --
                                                                    ------------              ------------

 Net Income (Loss)                                                  $   (860,539)             $  1,011,534
                                                                    ============              ============

Net Income (Loss) Per Share of Common Stock:
 Basic                                                              $       (.05)             $        .06
 Diluted                                                            $       (.05)             $        .06

Weighted Average Number of Common Shares Outstanding:
  Basic                                                               18,238,053                16,130,949
  Diluted                                                             18,238,053                16,740,971


                                     The accompanying notes are an integral
                       part of these unaudited condensed consolidated financial statements.



                                          LONGPORT, INC. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                    2000                   1999
                                                                                    ----                   ----
Cash Flows From Operating Activities:
  Net income (loss)                                                             $  (860,539)           $ 1,011,534
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                                    44,791                  7,075
    Common stock issued for services                                                 10,989                   --
    Compensation from issuance of *stock options                                     602,910                   --
    Changes in assets and liabilities:
     Accounts receivable                                                            (15,631)              (907,247)
     Other receivables                                                               (1,508)                  --
     Prepaid expenses and other                                                     (97,674)                14,461
     Inventories                                                                    (36,426)                  --
     Accounts payable and accrued expenses                                           28,461                  9,248
                                                                                -----------            -----------

      Net Cash Provided (Used) By Operating Activities                             (324,627)               135,071
                                                                                -----------            -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                              (59,121)               (36,314)
  Note receivable                                                                   (50,000)                  --
  Employee advances                                                                  48,844                   --
                                                                                -----------            -----------

      Net Cash (Used) By Investing Activities                                       (60,277)               (36,314)
                                                                                -----------            -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                                          75,000                   --
   Purchase of treasury stock                                                       (75,000)                  --
                                                                                -----------            -----------

      Net Cash Provided By Financing Activities                                        --                     --
                                                                                -----------            -----------

Effect of exchange rate changes on cash and cash equivalents                           (702)                  --
                                                                                -----------            -----------

      Net Increase (Decrease) in Cash and Cash Equivalents                         (385,606)                98,757

      Cash and Cash Equivalents at Beginning of Period                            2,345,906                127,853
                                                                                -----------            -----------

      Cash and Cash Equivalents at End of Period                                $ 1,960,300            $   226,610
                                                                                ===========            ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                                     $      --              $      --
   Income taxes                                                                       9,581                   --


                                       The accompanying notes are an integral
                        part of these unaudited condensed consolidated financial statements.

                                                         4

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1999 previously filed with the Securities and Exchange Commission.

2. Basic earnings per common share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2000 and 1999. For the three months ended March 31, 2000, warrants to purchase 3,325,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three months ended March 31, 1999 options and warrants to purchase 1,185,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                        2000            1999
                                                        ----            ----

Net income (loss)                                   $   (860,539)   $  1,011,534
                                                    ============    ============

Weighted-average common shares outstanding:
  Weighted average common shares outstanding -
    Basic                                             18,238,053      16,130,949
  Dilutive securities                                       --           610,022
                                                    ------------    ------------

Weighted-average common shares outstanding -
    Diluted                                           18,238,053      16,740,971
                                                    ============    ============

Net income (loss) per common share:
    Basic                                           $       (.05)   $        .06
    Diluted                                         $       (.05)   $        .06

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                    The three months ended March 31, 2000 vs.
                      the three months ended March 31, 1999

Revenues for 2000 were $158,128 compared to $1,234,770 for 1999. Revenues from licensee fees and territorial license fees decreased from $1,178,000 in 1999 to $30,000 in 2000. This significant decrease in revenues is directly attributed to a licensing agreement, which called for a one-time fee of $1,000,000 in 1999. The Company also received $90,000 in scanner enhancement revenue as part of the $5,000,000 Healthlink International agreement. The Company does not expect to generate significant revenues in the future from license fees. The Company believes the majority of its future revenues will be from scanner sales or leases.

Total expenses increased to $1,027,625 in 2000 from $223,236 in 1999. The main component of the increases in expenses in 2000 is from a one time expense associated with the issuance of stock options to outside consultants that the Company believes are important to the long-term future growth of the Company. The Company valued the stock options using the Black- Scholes option pricing model. The Company also incurred expenses associated with two studies on the Longport Digital Scanner. The Company believes there will be additional costs associated with future studies of the scanner in helping to evaluate the market potential for the scanner in specific medical disciplines. The Company increased its general and administrative expenses from $223,236 in 1999 to $370,715 in 2000. This increase can be attributed to the hiring of additional employees and consultants in order to help facilitate commercialization of the scanner. Research and Development expenses were $54,000 in 2000 compared to none in 1999. The Company expects this amount to increase as it begins to use the scanner in different medical applications.

The Company experienced a net loss of $860,539 in 2000, compared to a net profit of $1,011,534 for 1999. This significant change is the result of the expense associated with the issuance of stock options in 2000 and the one time territorial licensee fee of $1,000,000 in 1999. The Company also continues to receive revenue from its ongoing management of two wound healing centers.

Strategy to Achieve Profitable Operations

Management expects the revenues for 2000 to continue to grow directly as a result of the sale and lease of the Longport Digital Scanner. After receiving FDA marketing clearance in June 1999, the Company has spent significant time and effort on the commercialization process for the scanner. Studies have begun and data continues to be collected in order to gain "peer acceptance" for our scanner. We also underwent the task of hiring experts to help us determine the many reimbursement issues which exist. Reimbursement is critical within the medical community because it represents the dollar amount a physician can bill either Medicare or private health insurance for performing a medical procedure using our product. This also helped the Company in determining which medical disciplines to enter first and the price for which a physician is willing to pay. The final areas of concern for commercialization and then profitability are "peer acceptance" and production and distribution.

The "peer acceptance" can occur in many different ways and this is an on-going process. We have initiated several United States based studies in various disciplines, which we believe will lead to articles being published about the scanner and its advantages. It is these so called "white papers" which the medical community tends to want to see prior to purchasing scanners. The Company believes that one of the primary advantages to its scanner is that it has numerous uses in the field of medicine. The same scanner can be used to help diagnose pressure ulcers or help in the diagnosis of a burn. It is these different medical "disciplines" or "specialties" that allows the Company to have one primary product, but have several different markets and multiple applications.

The production and distribution of the scanner are the final areas the Company is faced with as we begin full commercialization of the scanner. We presently have two manufacturers that can produce scanners, however, both companies have a lead-time of approximately 60 days for delivery of a unit. The Company does not expect to be profitable in 2000 as it ramps up its production and marketing for the Longport Digital Scanner. The Company expects to be ready to fully market the scanner later this year.

Liquidity and Capital Resources

As of March 31, 2000, the Company has $1,960,300 in cash and cash equivalents and no long-term debt. The Company expects that additional cash will need to be raised in order to produce and market the Company's scanners. The timing of raising additional financing will be directly related to when the Company begins to fully commercialize the scanner. At this time, the Company believes that full commercialization will begin in the fourth quarter of 2000.

Longport International LTD.

The Company formed Longport International, LTD, a wholly owned subsidiary, in 1999 to be the marketing arm of the Company for business generated outside North America. Longport International, LTD began building new scanners using our second manufacturer, SRA Developments LTD ("SRA"). The Company is awaiting delivery of its first scanner produced by SRA and expects to have the European "CE" marked designation by the third quarter of 2000. The Company does not believe that Longport International, LTD will generate any revenues until after the "CE" mark is received.

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

PART II. OTHER INFORMATION.

ITEM 1. Legal proceedings.

The Company continues in its pursuit of recovery for damages against the attorneys who brought the federal lawsuit against the Company on behalf of Supra Medical Corp. There have been no significant events to report during this three month period.

ITEM 2. Changes in securities.

None.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Submission of matters to a vote of security holders.

None.

ITEM 5. Other information.

None.

ITEM 6. Exhibits and reports on Form 8-K.

Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 10, 2000              Longport, Inc.


                                /s/ James R. McGonigle
                                ----------------------
                                James R. McGonigle
                                Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), and Director