Form 10QSB
period 2000-06-30
LONGPORT INC
filed 2000-08-11
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For the quarter ended June 30, 2000

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to __________________.



                        Commission file number: 33-75236


                                 Longport, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


         Delaware                                               23-2715528
         --------                                           ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              740 South Chester Rd.
                              Swarthmore, PA 19081
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 328-5006
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X          No
                            -------          --------




There are 17,939,229 shares of the Registrants common stock, $.001 par value outstanding on June 30, 2000.

                                  Longport, Inc
                                   Form 10-QSB




                                      INDEX


Part I.  Financial Information                                          Page
                                                                        ----

         Item 1. Financial Statements

         Consolidated Balance Sheet
         as of June 30,2000..........................................    1-2

         Consolidated Condensed Statements of
         Operations for the three and six months
         ended June 30, 2000 and 1999................................    3

         Consolidated Condensed Statements of
         Cash Flows for the six months ended June
         30, 2000 and 1999...........................................    4


         Notes to Consolidated Condensed Financial
         Statements..................................................    5


         Item 2.  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations......................................     6-7



Part II. Other Information and Signatures...........................     8-9

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   765,257
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                 289,480
  Inventories                                                            56,269
  Prepaid expenses and other                                             20,320
  Deposits                                                              277,700
  Marketable securities                                                 200,000
                                                                    -----------

         Total Current Assets                                         1,609,026
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     594,516
  Computer equipment                                                     35,138
  Office furniture and equipment                                         18,659
                                                                    -----------
                                                                        648,313
  Less accumulated depreciation                                        (164,051)
                                                                    -----------

         Net Property and Equipment                                     484,262
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            436,062
  Intangible assets, net of accumulated amortization of $58,062          79,890
                                                                    -----------

         Total Other Assets                                             520,288
                                                                    -----------

         Total Assets                                               $ 2,613,576
                                                                    ===========















                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    34,497
  Accrued expenses                                                        8,532
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      143,029
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   17,939,229 shares issued and outstanding                              17,939
  Paid in capital                                                     8,008,317
  Accumulated deficit                                                (5,538,896)
  Accumulated other comprehensive loss                                  (16,813)
                                                                    -----------

         Total Stockholders' Equity                                   2,470,547
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 2,613,576
                                                                    ===========























                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                                 LONGPORT, INC. AND SUBSIDIARIES
                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three Months Ended                  Six Months Ended
                                                                              June 30,                          June 30,
                                                                              --------                          --------
                                                                        2000             1999             2000              1999
                                                                        ----             ----             ----              ----
Net Revenues:
  Wound clinic management fees                                     $     25,500      $     48,000     $     58,500      $     96,000
  License and marketing fees                                             26,000            93,000           56,000           171,000
  Territorial license fees                                                 --                --               --           1,100,000
  Scanner enhancement revenue                                              --              30,000           90,000            30,000
  Other                                                                   7,769            34,352           12,897            43,122
                                                                   ------------      ------------     ------------      ------------

     Total Revenues                                                      59,269           205,352          217,397         1,440,122
                                                                   ------------      ------------     ------------      ------------

Operating Expenses:
  General and administrative                                            640,419           177,199        1,011,134           394,687
  Stock compensation expense                                               --                --            602,910              --
  Research and development expense                                       85,200            17,468          139,200            23,217
                                                                   ------------      ------------     ------------      ------------

     Total Operating Expenses                                           725,619           194,667        1,753,244           417,904
                                                                   ------------      ------------     ------------      ------------

     Operating Income (Loss)                                           (666,350)           10,685       (1,535,847)        1,022,218
                                                                   ------------      ------------     ------------      ------------

Other Income (Expense):
  Interest income                                                        23,965               594           42,504               595
                                                                   ------------      ------------     ------------      ------------

     Total Other Income (Expense)                                        23,965               594           42,504               595
                                                                   ------------      ------------     ------------      ------------

Income (Loss) Before Provision for Income Taxes                        (642,385)           11,279       (1,493,343)        1,022,813

Provision for income taxes                                                  101              --              9,682              --
                                                                   ------------      ------------     ------------      ------------

  Net Income (Loss)                                                $   (642,486)     $     11,279     $ (1,503,025)     $  1,022,813
                                                                   ============      ============     ============      ============

Net Income (Loss) Per Share of Common Stock:
  Basic                                                            $       (.04)     $       --       $       (.08)     $        .06
  Diluted                                                          $       (.04)     $       --       $       (.08)     $        .06

Weighted Average Number of Common Shares Outstanding:
  Basic                                                              18,124,087        17,219,829       18,181,069        16,678,396
  Diluted                                                            18,124,087        18,011,484       18,181,069        17,262,018












                                       The  accompanying  notes are an  integral
                           part of these unaudited condensed consolidated financial statements.





                                           LONGPORT, INC. AND SUBSIDIARIES
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                    2000                    1999
                                                                                    ----                    ----
Cash Flows From Operating Activities:
  Net income (loss)                                                              $(1,503,025)           $ 1,022,813
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                                     88,276                 14,150
    Common stock issued for services                                                  77,481                   --
    Compensation from issuance of stock options                                      602,910                   --
    Changes in assets and liabilities:
     Accounts receivable                                                              43,187               (904,122)
     Other receivables                                                                 6,444                 (3,062)
     Prepaid expenses and other                                                      (86,247)                (3,860)
     Inventories                                                                     (37,956)                (5,604)
     Accounts payable and accrued expenses                                            (8,007)               (23,663)
                                                                                 -----------            -----------

      Net Cash Provided (Used) By Operating Activities                              (816,937)                96,652
                                                                                 -----------            -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                               (73,875)               (36,314)
  Note receivable                                                                    (50,000)                  --
  Employee advances                                                                   48,844                   --
  Investment in marketable securities                                               (200,000)                  --
                                                                                 -----------            -----------

      Net Cash (Used) By Investing Activities                                       (275,031)               (36,314)
                                                                                 -----------            -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                                           75,000              1,558,500
   Purchase of treasury stock                                                       (547,500)                  --
                                                                                 -----------            -----------

      Net Cash Provided (Used) By Financing Activities                              (472,500)             1,558,500
                                                                                 -----------            -----------

Effect of exchange rate changes on cash and cash equivalents                         (16,181)                  --
                                                                                 -----------            -----------

      Net Increase (Decrease) in Cash and Cash Equivalents                        (1,580,649)             1,618,838

      Cash and Cash Equivalents at Beginning of Period                             2,345,906                127,853
                                                                                 -----------            -----------

      Cash and Cash Equivalents at End of Period                                 $   765,257            $ 1,746,691
                                                                                 ===========            ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                                      $      --              $      --
   Income taxes                                                                        9,682                   --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Repayment of note receivable through return of shares
   of the Company's common stock                                                      50,000                   --



                                       The  accompanying  notes are an  integral
                           part of these unaudited condensed consolidated financial statements.

                                                          4

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1999 previously filed with the Securities and Exchange Commission.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2000 and 1999. For the three and six months ended June 30, 2000, warrants to purchase 3,325,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and six months ended June 30, 1999 options and warrants to purchase 1,185,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                               Three Months Ended                      Six Months Ended
                                                                     June 30,                              June 30,
                                                                     --------                              --------
                                                              2000                1999             2000               1999
                                                              ----                ----             ----               ----

Net income (loss)                                         $   (642,486)      $     11,279      $ (1,503,025)      $  1,022,813
                                                          ============       ============      ============       ============

Weighted-average common shares outstanding:
  Weighted average common shares outstanding -
    Basic                                                   18,124,087         17,219,829        18,181,069         16,678,396
  Dilutive securities                                             --              791,655              --              583,622
                                                          ------------       ------------      ------------       ------------

Weighted-average common shares outstanding -
    Diluted                                                 18,124,087         18,011,484        18,181,069         17,262,018
                                                          ============       ============      ============       ============

Net income (loss) per common share:
    Basic                                                 $       (.04)      $       --        $       (.08)      $        .06
    Diluted                                               $       (.04)      $       --        $       (.08)      $        .06


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
                    The three months ended June 30, 2000 vs.
                      the three months ended June 30, 1999

Revenues for 2000 were $59,269 compared to $205,352 for 1999. Revenues from licensee fees and territorial license fees decreased from $93,000 in 1999 to $26,000 in 2000. The Company does not expect to generate significant revenues in the future from license fees. The Company believes the majority of its future revenues will be from scanner sales or leases.

Total expenses increased to $725,619 in 2000 from $194,667 in 1999. The Company increased its general and administrative expenses from $177,199 in 1999 to $640,419 in 2000. This increase can be attributed to the hiring of additional employees and consultants in order to help facilitate commercialization of our scanner. Research and development expenses were $85,200 in 2000 compared to $17,468 in 1999. The Company expects research and development expenses to increase as it begins to use the scanners in different medical applications.

The Company experienced a net loss of $642,486 in 2000, compared to net income of $11,279 for 1999. This significant change is the result of the increase in general and administrative expenses and research and development expenses for 2000 as compared to 1999 coupled with the decrease in revenue.

                     The six months ended June 30, 2000 vs.
                       the six months ended June 30, 1999.

Revenues for 2000 were $217,397 compared to $1,440,122 for 1999. Revenues from license fees and territorial license fees decreased from $1,271,000 in 1999 to $56,000 in 2000. This significant decrease in revenues is directly attributed to a licensing agreement, which called for a one-time license fee of $1,000,000 in 1999. The Company does not expect to generate significant revenues in the future from license fees. The Company believes the majority of its future revenues will be from scanner sales or leases.

Total expenses increased to $1,753,244 in 2000 from $417,904 in 1999. The main component of the increase in expenses in 2000 is from a one time expense associated with the issuance of stock options to outside consultants of $602,910 that the Company believes are important to the long-term future growth of the Company. The Company valued the stock options using the Black-Scholes option-pricing model. The Company also incurred expenses associated with two studies on the Longport Digital Scanner. The Company believes there will be additional costs associated with future studies of the scanner in helping to evaluate the market potential for the scanner in specific medical disciplines. The Company increased its general and administrative expenses from $394,687 in 1999 to $1,011,134 in 2000. This increase can be attributed to the hiring of additional employees and consultants in order to help facilitate commercialization of the scanner. We also incurred over $100,000 of legal and expert fees associated with the lawsuit against attorneys who previously brought a lawsuit against the Company on behalf of Supra Medical Corp.

Research and Development expenses were $139,200 in 2000 compared to $23,217 in 1999. The Company expects research and development expenses to continue to increase as it begins to use the scanner in different medical applications.

The Company experienced a net loss of $1,503,025 in 2000, compared to a net income of $1,022,813 for 1999. This significant change is the result of the expense associated with the issuance of stock options in 2000 and the one time territorial license fee of $1,000,000 in 1999.

Strategy to Achieve Profitable Operations

Management expects the revenues for 2000 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June 1999, the Company has spent significant time and effort on the commercialization process for the scanner. Studies have begun and data continues to be collected in order to gain "peer acceptance" for our scanner. The LDS now has been approved for Medicare and private insurance reimbursement. The Company has been granted the U.S. Patent in June 2000 for the LDS. The final areas of concern for commercialization and then profitability are "peer acceptance" and production and distribution.

The "peer acceptance" can occur in many different ways and this is an on-going process. We have initiated several United States based studies in various disciplines, which we believe will lead to articles being published about the scanner and its advantages. It is these so called "white papers" which the medical community tends to want to see prior to purchasing scanners. The Company believes that one of the primary advantages to its scanner is that it has numerous uses (applications) in the field of medicine. It is the different medical "disciplines" or "specialties" that allows the Company to have one primary product, but have several different markets and multiple applications.

The production and distribution of the scanner are the final areas the Company is faced with as we begin full commercialization of the scanner. We presently have two manufacturers that can produce scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit. The Company does not expect to be profitable in 2000 as it ramps up its production and marketing for the Longport Digital Scanner. The Company expects to be ready to fully market the scanner later this year.

Liquidity and Capital Resources

As of June 30, 2000, the Company has $765,257 in cash and cash equivalents and no long-term debt. The Company expects that additional cash will need to be raised in order to produce and market the Company's scanners. The timing of raising additional financing will be directly related to when the Company begins to fully commercialize the scanner. At this time, the Company believes that full commercialization will begin in the fourth quarter of 2000.

The Company mutually agreed to terminate its scanner enhancement agreement with Health link International. As part of this agreement the Company repurchased 350,000 of its shares from Health link for $1.35 per share, or $472,150.

Longport International LTD

The Company formed Longport International, LTD, a wholly owned subsidiary in 1999 to be the marketing arm of the Company for business generated outside North America. Longport International, LTD began building new scanners using our second manufacturer, SRA Developments LTD ("SRA"). The Company did receive delivery on the first scanner produced by SRA and expects to have the European "CE" marked designation by the third quarter 2000. The Company does not believe that Longport International, LTD will generate any revenues until after the "CE" mark is received.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company continues in its pursuit of recovery for damages against the attorneys who brought the federal lawsuit against the Company on behalf of Supra Medical Corp. There have been no significant events to report during this three-month period.

Item 2. Changes in Securities.

None

Item 3.  Defaults upon senior securities.

None.

Item 4. Submission of matters to a vote of security holders.

The annual meeting of the shareholders was held on June 2, 2000. Five directors, James McGonigle, William Mullin, Bonita Weyrauch, Lee Cohen and Peter Cavanaugh were elected.

                           FOR              AGAINST           ABSTAIN
                           ---              -------           -------

McGonigle                  12,682,855       20,000            154,384

Mullin                     12,682,855       20,000            154,384

Weyrauch                   12,702,855        -0-              154,384

Cohen                      12,702,855       -0-               154,384

Cavanaugh                  12,682,855       20,000            154,384

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


Date:    August 11, 2000                 Longport, Inc.

                                         /s/ James R. McGonigle
                                         ---------------------------------------
                                         James R. McGonigle
                                         Chief Executive Officer,
                                         Chief Financial Officer
                                         (Principal Accounting Officer)
                                          and Director