Form 10QSB
period 2000-09-30
LONGPORT INC
filed 2000-11-17
CIK 919043

SECURITIES AND EXCHANGE COMMISION
                             Washington, D. C. 20549

                                    Form 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    For the quarter ended September 30, 2000

( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _________________


                           Commission file number:   33-75236


                                 Longport, Inc.
                   --------------------------------------------
                  (Name of Small Business Issuer in its charter)

             Delaware                                          23-2715528
   ---------------------------                               --------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or Organization)                        Identification Number)

                              740 South Chester Rd.
                              Swarthmore, Pa 19081
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 328-5006
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X                No
                            -------                  -------

There were 17,933,097 shares of the Registrants common stock, $.001 par value Outstanding on September 30, 2000.

                                    Longport, Inc
                                      Form 10-QSB



                                       INDEX

Part 1.      Financial Information                                        Page

                  Item 1. Financial Statements

                  Consolidated Condensed Balance Sheet
                  as of September 30, 2000............................     1-2

                  Consolidated Condensed Statements of
                  Operations for the three and nine months
                  Ended September 30, 2000 and 1999...................     3

                  Consolidated Condensed Statements of
                  Cash Flows for the nine months ended September
                  30, 2000 and 1999...................................     4

                  Notes to Consolidated Condensed Financial
                  Statements..........................................     5

                  Item 2.  Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations...............................     6-7


Part II.     Other Information and Signatures.........................     8-9

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   491,232
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                 298,544
  Inventories                                                            56,765
  Prepaid expenses and other                                              6,919
  Deposits                                                              277,700
  Marketable securities                                                 200,000
                                                                    -----------

         Total Current Assets                                         1,331,160
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     711,002
  Computer equipment                                                     38,041
  Office furniture and equipment                                         21,302
                                                                    -----------
                                                                        770,345
  Less accumulated depreciation                                        (200,671)
                                                                    -----------

         Net Property and Equipment                                     569,674
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            371,000
  Intangible assets, net of accumulated amortization of $60,261          77,691
                                                                    -----------

         Total Other Assets                                             453,027
                                                                    -----------

         Total Assets                                               $ 2,353,861
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    57,332
  Accrued expenses                                                       12,086
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      169,418
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   17,933,097 shares issued and outstanding                              17,933
  Paid in capital                                                     8,000,812
  Accumulated deficit                                                (5,806,865)
  Accumulated other comprehensive loss                                  (27,437)
                                                                    -----------

         Total Stockholders' Equity                                   2,184,443
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 2,353,861
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                           LONGPORT, INC. AND SUBSIDIARIES
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                               ---------------                ---------------
                                                            2000            1999           2000            1999
                                                        ------------    ------------   ------------    ------------
Net Revenues:
  Wound clinic management fees                          $      9,500    $     48,000   $     68,000    $    144,000
  License and marketing fees                                  30,000          59,000         86,000         230,000
  Territorial license fees                                      --              --             --         1,100,000
  Scanner enhancement revenue                                   --            90,000         90,000         120,000
  License purchase option                                       --            90,000           --           120,000
  Other                                                        2,888           3,600         15,785          16,722
                                                        ------------    ------------   ------------    ------------

     Total Revenues                                           42,388         290,600        259,785       1,730,722
                                                        ------------    ------------   ------------    ------------

Operating Expenses:
  General and administrative                                 317,937         207,841      1,329,071         602,528
  Stock compensation expense                                    --              --          602,910            --
  Research and development expense                             4,500          41,968        143,700          65,185
                                                        ------------    ------------   ------------    ------------

     Total Operating Expenses                                322,437         249,809      2,075,681         667,713
                                                        ------------    ------------   ------------    ------------

     Operating Income (Loss)                                (280,049)         40,791     (1,815,896)      1,063,009
                                                        ------------    ------------   ------------    ------------

Other Income (Expense):
  Interest income                                             12,080          13,292         54,584          13,887
                                                        ------------    ------------   ------------    ------------

     Total Other Income (Expense)                             12,080          13,292         54,584          13,887
                                                        ------------    ------------   ------------    ------------

Income (Loss) Before Provision for Income Taxes             (267,969)         54,083     (1,761,312)      1,076,896

Provision for income taxes                                      --              --            9,682            --
                                                        ------------    ------------   ------------    ------------

  Net Income (Loss)                                     $   (267,969)   $     54,083   $ (1,770,994)   $  1,076,896
                                                        ============    ============   ============    ============

Net Income (Loss) Per Share of Common Stock:
  Basic                                                 $       (.02)   $       --     $       (.10)   $        .06
  Diluted                                               $       (.02)   $       --     $       (.10)   $        .06

Weighted Average Number of Common Shares Outstanding:
  Basic                                                   17,932,816      17,634,412     18,097,711      17,005,734
  Diluted                                                 17,932,816      18,795,556     18,097,711      17,851,907


                                       The accompanying notes are an integral
                        part of these unaudited condensed consolidated financial statements.






                                LONGPORT, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                        2000           1999
                                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $(1,770,994)   $ 1,076,896
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                       127,095         21,225
    Common stock issued for services                                     93,970           --
    Compensation from issuance of stock options                         602,910           --
    Changes in assets and liabilities:
     Accounts receivable                                                 75,185       (867,521)
     Other receivables                                                    6,444           (500)
     Prepaid expenses and other                                         (72,846)       (14,062)
     Inventories                                                        (38,452)        (6,329)
     Accounts payable and accrued expenses                               18,382        (12,202)
                                                                    -----------    -----------

      Net Cash Provided (Used) By Operating Activities                 (958,306)       197,507
                                                                    -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                 (195,907)      (305,815)
  Note receivable                                                       (50,000)          --
  Employee advances                                                      48,844           --
  Investment in marketable securities                                  (200,000)          --
  Payment for European license rights                                      --          (87,952)
  Payment for patents and copyrights                                       --           (1,248)
                                                                    -----------    -----------

      Net Cash (Used) By Investing Activities                          (397,063)      (395,015)
                                                                    -----------    -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                              75,000      2,508,500
   Purchase of treasury stock                                          (547,500)       (17,355)
   Payment of dividends                                                    --         (171,084)
                                                                    -----------    -----------

      Net Cash Provided (Used) By Financing Activities                 (472,500)     2,320,061
                                                                    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents            (26,805)          --
                                                                    -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents           (1,854,674)     2,122,553

      Cash and Cash Equivalents at Beginning of Period                2,345,906        127,853
                                                                    -----------    -----------

      Cash and Cash Equivalents at End of Period                    $   491,232    $ 2,250,406
                                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $      --      $      --
   Income taxes                                                           9,682           --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Repayment of note receivable and account receivable
   through return of shares of the Company's common stock                74,000           --
  Common stock issued for stock subscription receivable                    --          100,000


                            The accompanying notes are an integral
             part of these unaudited condensed consolidated financial statements.



                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 1999 previously filed with the Securities and Exchange Commission.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2000 and 1999. For the three and nine months ended September 30, 2000, options and warrants to purchase 2,825,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                         Three Months Ended           Nine Months Ended
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                         2000           1999           2000            1999
                                                    ------------    ------------   ------------   --------------

Net income (loss)                                   $   (267,969)   $     54,083   $ (1,770,994)  $    1,076,896
                                                    ============    ============   ============   ==============

Weighted average common shares outstanding:
  Weighted average common shares outstanding -
    Basic                                             17,932,816      17,634,412     18,097,711       17,005,734
  Dilutive securities                                       --         1,161,144           --            846,173
                                                    ------------    ------------   ------------   --------------

Weighted average common shares outstanding -
    Diluted                                           17,932,816      18,795,556     18,097,711       17,851,907
                                                    ============    ============   ============   ==============

Net income (loss) per common share:
    Basic                                           $       (.02)   $      --      $       (.10)  $          .06
    Diluted                                         $       (.02)   $      --      $       (.10)  $          .06


                                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
                  The three months ended September 30, 2000 vs.
                    the three months ended September 30, 1999

Revenues for 2000 were $42,388 compared to $290,600 for 1999. Revenues from licensee fees decreased from $59,000 in 1999 to $30,000 in 2000. Due to the termination of the company's scanner enhancement agreement in May 2000, revenues from scanner enhancements decreased from $90.000 in 1999 to $ 0 in 2000. Revenue from license purchase options decreased from $ 90.000 in 1999 to $ 0 in 2000. The Company does not expect to generate significant revenues in the future from license fees. The Company believes the majority of its future revenues will be from scanner sales or leases.

Total expenses increased to $322,437 in 2000 from $249,809 in 1999. The Company increased its general and administrative expenses from $207,841 in 1999 to $317,937 in 2000. This increase can be attributed to the hiring of additional employees and consultants in order to help facilitate commercialization of our scanner. Research and development expenses were $4,500 in 2000 compared to $41,968 in 1999. The Company expects research and development expenses to increase as it begins to use the scanners in different medical applications.

The Company experienced a net loss of $267,969 in 2000, compared to net income of $54,083 for 1999. This significant change is the result of the increase in general and administrative for 2000 as compared to 1999 coupled with the decrease in revenue.

                  The nine months ended September 30, 2000 vs.
                    the nine months ended September 30, 1999.

Revenues for 2000 were $259,785 compared to $1,730,722 for 1999. Revenues from license fees and territorial license fees decreased from $1,330,000 in 1999 to $86,000 in 2000. This significant decrease in revenues is directly attributed to a licensing agreement, which called for a one-time license fee of $1,000,000 in 1999. The Company does not expect to generate significant revenues in the future from license fees. Due to the termination of the company's scanner enhancement agreement in May 2000, revenues from the scanner enhancements decreased from $120,000 in 1999 to $ 90.000 in 2000. Revenues from license purchase options decreased from $120,000 in 1999 to $ 0 in 2000. The Company believes the majority of its future revenues will be from scanner sales or leases.

Total expenses increased to $2,075,681 in 2000 from $667,713 in 1999. The main component of the increase in expenses in 2000 is from a one time expense associated with the issuance of stock options to outside consultants of $602,910 that the Company believes are important to the long-term future growth of the Company. The Company valued the stock options using the Black-Scholes option-pricing model. The Company also incurred expenses associated with two studies on the Longport Digital Scanner. The Company believes there will be additional costs associated with future studies of the scanner in helping to evaluate the market potential for the scanner in specific medical disciplines. The Company increased its general and administrative expenses from $602,528 in 1999 to $1,329,071 in 2000. This increase can be attributed to the hiring of additional employees and consultants in order to help facilitate commercialization of the scanner. We also incurred over $100,000 of legal and expert fees associated with the lawsuit against attorneys who previously brought a lawsuit against the Company on behalf of Supra Medical Corp.

Research and Development expenses were $143,700 in 2000 compared to $65,185 in 1999. The Company expects research and development expenses to continue to increase as it begins to use the scanner in different medical applications.

The Company experienced a net loss of $1,770,994 in 2000, compared to a net income of $1,076,896 for 1999. This significant change is the result of the expense associated with the Issuance of stock options in 2000 and the one time territorial license fee of $1,000,000 in 1999.

Strategy to Achieve Profitable Operations

Management expects the revenues for the fourth quarter to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June 1999, the Company has spent significant time and effort on the commercialization process for the scanner. Studies have begun and data continues to be collected in order to gain "peer acceptance" for our scanner. The LDS now has been approved for Medicare and private insurance reimbursement. The Company has been granted the U.S. Patent in June 2000 for the LDS. The final areas of concern for commercialization and then profitability are "peer acceptance" and production and distribution.

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

Liquidity and Capital Resources

As of September 30, 2000, the Company has $491,232 in cash and cash equivalents and no long-term debt. The Company expects that additional cash will need to be raised in order to produce and market the Company's scanners. The timing of raising additional financing will be directly related to when the Company begins to fully commercialize the scanner. At this time, the Company believes that full commercialization will begin in the first quarter of 2001.

Longport International LTD

The Company formed Longport International, LTD, a wholly owned subsidiary in 1999 to be the marketing arm of the Company for business generated outside North America. Longport International, LTD began building new scanners using our second manufacturer, SRA Developments LTD ("SRA"). The Company did receive delivery on the first scanner produced by SRA on August 22, 2000. Longport International Ltd., together with its manufacturer, SRA Developments Ltd, has successfully addressed the relevant Essential Requirements of the European Medical Devices Directorate (93/42/EEC) for its high-resolution ultrasound imaging technology. This, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Company's ultrasound system, which is to be marked under the name EPISCAN

Recently issued Accounting Standards

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later then the fourth fiscal quarter of the fiscal year beginning after December 15,1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

In March 2000, the Financial Accounting Statements Board (FASB) issued FASB interpretation (FIN) 44. Accounting for Certain Transaction Involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, expect for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of am employee, which are effective after December 15,1998. The company does not believe that adoption of FIN 44 will have a material impact on its financial statements.

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


Date:    November 20, 2000      Longport, Inc.

                                /s/ James R. McGonigle
                                ------------------------------------------------
                                James R. McGonigle
                                Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director