Form 10KSB40
period 2000-12-31
LONGPORT INC
filed 2001-04-12
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission File No. 33-75236

                                 LONGPORT, INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

             Delaware                                   23-2715528
             --------                                   ----------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                             740 South Chester Road
                                     Suite A
                         Swarthmore, Pennsylvania 19081
                         ------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                 Yes X   No ___

     As of December 31, 2000, 18,033,715 shares of the Registrant's $.001 par value Common Stock were outstanding. As of March 23, 2001, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $8,572,270 based upon a closing bid price of $.70 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenue for its most recent fiscal year was $280,556.

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

The Soft Tissue Ultrasound Scanner

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

Manufacture

     The Company uses SRA Development LTD, a London-based company, to manufacture the Scanner components which are then assembled by Guardian Manufacturing, Inc., a Florida company. The Company believes supply is adequate to meet its needs. Nevertheless, the Company's business and financial results will be negatively effected if it is unable to obtain prompt delivery times for any Scanners ordered. Moreover, there is a significant risk of quality control problems whenever a new product is being manufactured.

     To date, the Company has manufactured 50 Scanners, most of which have been placed in physician offices, hospital and clinics at no charge for testing and study. The Company has sold one Scanner. Most of the Company's revenue to date has been generated by the Company's sale of license rights for the Scanners to other companies.

Marketing

     In 1999, the Company entered into exclusive licensing agreements with four companies to market the Scanner, for which it received up-front fees and lease payments. Although these licensing agreements provide for exclusive territories, the Company is free to market the Scanners directly to end users within the licensee's territory. One company subsequently terminated its license agreement and the three remaining companies are not required to pay any further fees to the Company until the Scanners are made available to them.

     The Company is now focusing its initial marketing efforts on developing strategic regional distribution relationships with larger firms and in establishing individual distribution agreements with smaller firms in specific geographic areas. No such relationships or agreements have been entered into.


     The Company intends to offer the Scanners either for sale of lease. However, in order to lease the Scanners, the Company will be required to obtain financing to cover its up-front manufacturing costs. The Company expects that the Scanners will first be acquired for wound management, which is the process of treating various types of wounds. Wound management is an expanding and increasingly important area of concern for the medical profession. The cost of treating chronic wounds has been estimated at $5 billion to $7 billion annually. Healthcare providers in the US spent nearly $2 billion on wound management products in 1998, with sales internationally in excess of $6 billion. The combined segments are expected to grow to over $9 billion by the year 2002. Over $90 billion per year is spent on treating America's diabetic population. With more than 625,000 new cases per year, the Company believes there is value for a device that accelerates diagnosis of diabetic wounds. Having a view of the wound and surrounding tissue is expected to materially reduce the risks of amputations, thereby increasing survival rates.

     In addition to wound care, the Company intends to concentrate its marketing efforts on the dermatology and sports medicine markets.

Competition

     Diagnostic imaging solutions compete primarily on the basis of diagnostic value, imaging performance, reliability, ease of use and price. The Company's competitors include MRI producers, ultrasound manufacturers, and X-ray based topography solutions. Any of these competitors could seek to modify their imaging devices to produce higher resolutions at narrower depths. In fact, one company, Cortex Technology, Inc., marketing under the name Dermascan, offers a scanner which competes directly with the Company's Scanner. Moreover, current and potential diagnostic imaging modalities such as those described below also pose a significant competitive risk to the Company.

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

Technology Transfer Agreements

     In December 1997 the Company entered into two Technology Transfer Agreements (the "Agreements") with UMDS and Square Wave Systems, Ltd. ("SWS") pursuant to which UMDS and SWS assigned all of their rights, title and interest in patent applications (the "Patents") covering certain technology associated with the Scanner. The Agreements provide the Company with the exclusive and world wide rights to the use of the Scanner technology underlying the Patents for medical applications only. UMDS and SWS retained the rights to all other uses for the Patents. However, in the case of the fractal analysis software, a software component of the Scanner which is used to analyze, determine and graphically display the fractal nature of a reflected image generated from a Scanner, the Company's rights are limited to the use of software solely in a high frequency ultra sound skin scanner. In consideration of the assignment of the technology pursuant to the Agreements, the Company agreed to pay to UMDS and SWS, in the aggregate, 3% of the Company's gross revenues for the five year period commencing in June 1999 when the FDA granted marketing permission to the Company with respect to the Scanner. The Company also agreed to pay all costs associated with maintaining and renewing the Patents if approved. The Patents were approved on June 6, 2000.

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

Technology Enhancement

     In June 1999, the Company entered into an agreement with HealthLink International, Inc. under which HealthLink agreed to provide the Company $5 million over a five-year period to fund technology enhancements for the Scanner. In April 1999 HealthLink also purchased 350,000 shares of the Company's common stock. HealthLink subsequently terminated its business after paying a total of $270,000 under the agreement. The Company repurchased its shares from HealthLink for $472,500.

Employees

     The Company employs two full-time employees, together with Mr. McGonigle who is the Company's Chief Executive Officer and Mr. Weeks who is the Company's President and works for it on a part-time basis.

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

                                                Price
                                         -------------------
By Quarter Ended:                        High            Low
-----------------                        ----            ---

2000
----
March 31, 2000                          $  3.38        $  2.63
June 30, 2000                           $  2.81        $  1.44
September 30, 2000                      $  2.00        $   .94
December 31, 2000                       $  1.13        $   .38


1999
----
March 31, 1999                          $  1.80        $  1.20
June 30, 1999                           $  4.56        $  4.43
September 30, 1999                      $  2.88        $  2.63
December 31, 1999                       $  3.28        $  2.87


     As of March 15, 2001, the Company had approximately 1,500 record and beneficial stockholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues for 2000 were $280,556 compared to $1,887,826 for 1999. Revenues from license fees and territorial license fees decreased from $1,494,000 in 1999 to $120,000 in 2000. This significant decrease in revenues is directly attributed to a licensing agreement, which called for a one-time license fee of $1,000,000 in 1999. The Company does not expect to generate significant revenues in the future from license fees. Due to the termination of the Company's Scanner enhancement agreement in May 2000, revenues from Scanner enhancements decreased from $210,000 in 1999 to $60,000 in 2000. The Company believes the majority of its future revenues will be from Scanner sales or leases.

     Total expenses increased to $2,797,881 in 2000 from $1,221,592 in 1999. The main component of the increase in expenses in 2000 is from an expense associated with the issuance of stock options to outside consultants of $940,755 that the Company believes are important to the long-term future growth of the Company. The Company valued the stock options using the Black-Scholes option-pricing model.

     The Company increased its general and administrative expenses from $1,108,147 in 1999 to $1,640,970 in 2000. This increase can be attributed to the hiring of additional employees and consultants in order to help facilitate commercialization of the Scanner. The Company also incurred over $100,000 of legal and expert fees associated with the lawsuit against attorneys who previously brought a lawsuit against the Company on behalf of Supra Medical Corp.

     Research and Development expenses were $216,156 in 2000, compared to $113,145 in 1999. The Company expects research and development expenses to continue to increase as it begins to use the Scanner in different medical applications. The Company also incurred expenses associated with two studies on the Longport Digital Scanner. The Company believes there will be additional costs associated with future studies of the Scanner in helping to evaluate the market potential for the Scanner in specific medical disciplines.

     The Company experienced a net loss of $2,392,576 in 2000, compared to net income of $707,393 for 1999. This significant change is the result of the expense associated with the issuance of stock options in 2000 and the one-time territorial license fee of $1,000,000 in 1999.

Strategy to Achieve Profitable Operations

     Management expects the revenues for 2001 to be derived from the sale and/or lease of the Scanner. After receiving FDA marketing clearance in June 1999, the Company has spent significant time and effort on the commercialization process for the Scanner. Studies have begun and data continues to be collected in order to gain "peer acceptance" for the Scanner. The Scanner now has been approved for Medicare and private insurance reimbursement. The Company was granted a U.S. Patent in June 2000 for the Scanner. The final areas of concern for commercialization and then profitability are "peer acceptance" and production and distribution.

     The "peer acceptance" can occur in many different ways and this is an ongoing process. The Company has initiated several United States-based studies in various disciplines, which it believes will lead to articles being published about the Scanner and its advantages. It is these so-called "white papers" which the medical community tends to want to see prior to purchasing new products. The Company believes that one of the primary advantages to its Scanner is that it has numerous applications in the field of medicine. It is the different medical "disciplines" or "specialties" that allows the Company to have one primary product, but have several different markets and multiple applications.

     The production and distribution of the Scanner are the final areas the Company is faced with as it begins full commercialization of the Scanner. The Company presently has two manufacturers that can produce Scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit. The Company does not expect to be profitable in 2001 as it ramps up its production and marketing for the Scanner. The Company expects to be ready to fully market the Scanners in the third quarter of 2001.

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

Liquidity and Capital Resources

     As of December 31, 2000, the Company had $268,553 in cash and cash equivalents and no long-term debt. The Company's working capital decreased from $2,717,723 at December 31, 1999 to $559,131 at December 31, 2000. The Company
experienced a decrease in cash from operating activities of $937,938 due primarily to a net loss of $2,392,576. This was partially offset by non-cash expenses for depreciation of $221,552, stock issued for services of $173,310 and compensation expense for issuance of stock options of $767,445. The Company expects that additional cash will need to be raised in order to produce and market the Company's Scanners. The timing of raising additional financing will be directly related to when the Company begins to fully commercialize the scanner. At this time, the Company believes that full commercialization will begin in the third quarter of 2001.

     Cash flows from investing activities consumed $666,381, largely due to capital expenditures of $462,025. The Company also invested $200,000 in a publicly traded company during the year. Cash flows from financing activities consumed $547,500, which was used to repurchase shares of the Company's common stock and which was partially offset by $95,000 received from sales of the Company's common stock.

Longport International LTD

     The Company formed Longport International, LTD, a wholly-owned subsidiary, in 1999 to be the marketing arm of the Company for business generated outside North America. Longport International began building new Scanners using our second manufacturer, SRA Development LTD ("SRA"). The Company received delivery of the first Scanner produced by SRA on August 22, 2000. Longport International, together with its manufacturer, SRA Development LTD, has successfully addressed the relevant Essential Requirements of the European Medical Devices Directorate (93/42/EEC) for its high-resolution ultrasound imaging technology. This, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Company's ultrasound system, which is to be marketed under the name EPISCAM. One Scanner has been sold to date by Longport International.

ITEM 7. FINANCIAL STATEMENTS
----------------------------



                         LONGPORT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements                                                        Page
--------------------                                                        ----
  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheet as of December 31, 2000                         F-3

  Consolidated Statements of Operations for the years ended
   December 31, 2000 and 1999                                                F-5

  Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2000 and 1999                            F-6

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999                                                F-7

  Notes To Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Longport, Inc.


We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longport, Inc. and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.




                                            /s/ Angell & Deering
                                            --------------------
                                            Angell & Deering
                                            Certified Public Accountants

Denver, Colorado
January 25, 2001

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   268,553
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                  87,039
   Employees                                                              3,200
  Inventories                                                           235,193
  Prepaid expenses and other                                             13,378
  Deposits                                                               61,201
  Marketable securities                                                  88,236
                                                                    -----------

         Total Current Assets                                           756,800
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     933,171
  Production equipment                                                   42,191
  Computer equipment                                                     39,719
  Office furniture and equipment                                         21,382
                                                                    -----------
                                                                      1,036,463
  Less accumulated depreciation                                        (292,929)
                                                                    -----------

         Net Property and Equipment                                     743,534
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            318,750
  Intangible assets, net of accumulated amortization of $62,460          75,492
                                                                    -----------

         Total Other Assets                                             398,578
                                                                    -----------

         Total Assets                                               $ 1,898,912
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    82,451
  Accrued expenses                                                       15,218
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      197,669
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   18,033,715 shares issued and outstanding                              18,034
  Paid in capital                                                     8,244,586
  Accumulated deficit                                                (6,428,447)
  Accumulated other comprehensive loss                                 (132,930)
                                                                    -----------

         Total Stockholders' Equity                                   1,701,243
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 1,898,912
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                           LONGPORT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                            2000            1999
                                                        ------------    ------------
Net Revenues:
  Wound clinic management fees                          $     74,000    $    162,000
  License and marketing fees                                 120,000       1,494,000
  Scanner enhancement revenue                                 60,000         210,000
  Other                                                       26,556          21,826
                                                        ------------    ------------

     Total Revenues                                          280,556       1,887,826
                                                        ------------    ------------

Operating Expenses:
  General and administrative                               1,640,970       1,108,147
  Stock compensation expense                                 940,755            --
  Research and development expense                           216,156         113,445
                                                        ------------    ------------

     Total Operating Expenses                              2,797,881       1,221,592
                                                        ------------    ------------

     Operating Income (Loss)                              (2,517,325)        666,234
                                                        ------------    ------------

Other Income (Expense):
  Interest income                                             57,972          43,088
  Other income                                                76,459             577
                                                        ------------    ------------

     Total Other Income (Expense)                            134,431          43,665
                                                        ------------    ------------

Income (Loss) Before Provision for Income Taxes           (2,382,894)        709,899

Provision for income taxes                                     9,682           2,506
                                                        ------------    ------------

 Net Income (Loss)                                      $ (2,392,576)   $    707,393
                                                        ============    ============

Net Income (Loss) Per Share of Common Stock:
 Basic                                                  $       (.13)   $        .04
 Diluted                                                $       (.13)   $        .04

Weighted Average Number of Common Shares Outstanding:
  Basic                                                   18,060,652      17,314,674
  Diluted                                                 18,060,652      18,177,573


                       The accompanying notes are an integral
                  part of these consolidated financial statements.

                                         F-5


                                           LONGPORT, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                  Common Stock                       Current Years
                                                                  ------------            Paid in    Comprehensive
                                                             Shares        Amount         Capital     Income (Loss)
                                                          -----------    -----------    -----------    -----------
(Loss)
Balance at December 31, 1998                               16,160,949    $    16,161    $ 4,771,932
Issuance of common stock                                    1,497,000          1,497      2,459,503
Issuance of common stock upon exercise of stock options     1,050,000          1,050        933,950
Purchase and retirement of treasury stock                    (473,500)          (474)      (315,254)
Cash dividends                                                   --             --             --
Other comprehensive income (loss), net of tax:
  Translation adjustment                                         --             --             --      $      (632)
Net income                                                       --             --             --          707,393
                                                                                                       -----------
    Total Comprehensive Income                                   --             --             --      $   706,761
                                                          -----------    -----------    -----------    ===========
Balance at December 31, 1999                               18,234,449         18,234      7,850,131
Issuance of common stock                                       20,000             20         19,980
Issuance of common stock upon exercise of stock options       100,000            100         74,900
Repurchase common stock                                      (400,000)          (400)      (547,100)
Return of common stock for payment of note receivable
 and accounts receivable                                      (65,250)           (65)       (93,935)
Issuance of common stock for services                         144,516            145        173,165
Compensation from issuance of stock options                      --             --          767,445
Other comprehensive income (loss), net of tax:
  Unrealized (loss) on marketable securities                     --             --             --      $  (111,764)
  Translation adjustment                                         --             --             --          (20,534)
Net loss                                                         --             --             --       (2,392,576)
                                                                                                       -----------
    Total Comprehensive Income (Loss)                            --             --             --      $(2,524,874)
                                                          -----------    -----------    -----------    ===========
Balance at December 31, 2000                               18,033,715    $    18,034    $ 8,244,586
                                                          ===========    ===========    ===========


                                     The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-6



                                           LONGPORT, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                       Accumulated
                                                                                Treasury Stock            Other
                                                           Accumulated          --------------        Comprehensive
                                                             Deficit         Shares         Amount        Income
                                                          -----------    -----------    -----------    -----------
(Loss)
Balance at December 31, 1998                              $(4,572,179)       (30,000)   $    (5,000)          --
Issuance of common stock                                         --             --             --             --
Issuance of common stock upon exercise of stock options          --             --             --             --
Purchase and retirement of treasury stock                        --           30,000          5,000           --
Cash dividends                                               (171,085)          --             --             --
Other comprehensive income (loss), net of tax:
  Translation adjustment                                         --             --             --             (632)
Net income                                                    707,393           --             --             --

    Total Comprehensive Income                                   --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance at December 31, 1999                               (4,035,871)          --             --             (632)
Issuance of common stock                                         --             --             --             --
Issuance of common stock upon exercise of stock options          --             --             --             --
Repurchase common stock                                          --             --             --             --
Return of common stock for payment of note receivable
 and accounts receivable                                         --             --             --             --
Issuance of common stock for services                            --             --             --             --
Compensation from issuance of stock options                      --             --             --             --
Other comprehensive income (loss), net of tax:
  Unrealized (loss) on marketable securities                     --             --             --         (111,764)
  Translation adjustment                                         --             --             --          (20,534)
Net loss                                                   (2,392,576)          --             --             --

    Total Comprehensive Income (Loss)                            --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance at December 31, 2000                              $(6,428,447)          --      $      --      $  (132,930)
                                                          ===========    ===========    ===========    ===========


                                     The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-6(con't)


                                   LONGPORT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             2000           1999
                                                                         -----------    -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                      $(2,392,576)   $   707,393
  Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
    Depreciation and amortization                                            221,552         41,551
    Provision for bad debts                                                     --            3,750
    Common stock issued for services                                         173,310           --
    Compensation from issuance of stock options                              767,445           --
    Changes in assets and liabilities:
     Accounts receivable                                                     318,940       (757,851)
     Other receivables                                                         6,444         (6,444)
     Prepaid expenses and other                                              137,194       (181,822)
     Inventories                                                            (216,880)         7,154
     Accounts payable and accrued expenses                                    46,633        114,533
                                                                         -----------    -----------

      Net Cash (Used) By Operating Activities                               (937,938)       (71,736)
                                                                         -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                      (462,025)      (483,809)
  License rights                                                                --          (87,952)
  Note receivable                                                            (50,000)          --
  Investment in marketable securities                                       (200,000)          --
  Employee advances                                                           45,644        (48,844)
  Deposits                                                                      --           (3,161)
                                                                         -----------    -----------

      Net Cash (Used) By Investing Activities                               (666,381)      (623,766)
                                                                         -----------    -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                                   95,000      3,396,000
   Repurchase common stock                                                  (547,500)      (310,728)
   Dividends paid                                                               --         (171,085)
                                                                         -----------    -----------

      Net Cash Provided (Used) By Financing Activities                      (452,500)     2,914,187
                                                                         -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                 (20,534)          (632)
                                                                         -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents                (2,077,353)     2,218,053

      Cash and Cash Equivalents at Beginning of Year                       2,345,906        127,853
                                                                         -----------    -----------

      Cash and Cash Equivalents at End of Year                           $   268,553    $ 2,345,906
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                              $      --      $      --
   Income taxes                                                                9,682          2,506

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Repayment of note receivable and accounts receivable
   through return of the Company's common stock                          $    94,000    $      --
  Unrealized loss on marketable securities                                   111,764           --

                               The accompanying notes are an integral
                          part of these consolidated financial statements.

                                                 F-7

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies
         ------------------------------------------
          Description of Business
          -----------------------
               Longport, Inc. (the "Company") was incorporated January 22, 1993. The Company was formed to market and distribute wound care products. In 1995, the Company began managing wound healing centers under management services contracts. Also, the Company has developed a soft tissue ultrasound scanner (the "Scanner"). The Scanner is used in numerous wound care and other medical applications.

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

          Inventories
          -----------
               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method. Inventories consist of the following at December 31, 2000:

               Raw materials                  $ 65,120
               Finished goods                  170,073
                                              --------

               Total                          $235,193
                                              ========

          Marketable Securities
          ---------------------
               Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

               Management determines the appropriate classification of its investments in marketable securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-or-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

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

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Property and Equipment (Continued)
          ----------------------------------

                      Classification                  Useful Life in Years
                      --------------                  --------------------
               Medical equipment                               3-5
               Production equipment                             5
               Computer equipment                              3-5
               Office furniture and equipment                  4-7

               Depreciation of property and equipment charged to operations is $208,590 and $27,886 for the years ended December 31, 2000 and 1999, respectively.

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

          Revenue Recognition
          -------------------
               The Company recognizes revenue from product sales upon shipment to the customer, net of an allowance for sales returns. Revenue from medical services are recognized as the Company performs the services.

          Advertising
          -----------
               The Company advertises primarily through print media and on the Internet. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $8,696 and $31,400 for the years ended December 31, 2000 and 1999, respectively.

          Stock-Based Compensation
          ------------------------
               The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

          Long-Lived Assets
          -----------------
               When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

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

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Income Taxes
          ------------
               Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

          Net Income (Loss) Per Share of Common Stock
          -------------------------------------------
               The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

               Basic earnings per share is calculated by dividing net income
               (loss) for the year by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2000 and 1999 is presented in Note 4.

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

2.       Marketable Securities
         ---------------------
               Marketable securities are carried on the balance sheet at their market value.

                                                          Unrealized     Market
                                                 Cost     Gain (Loss)    Value
                                                 ----     -----------    -----
               As of December 31, 2000:
                Available-for-sale securities:
                 Equity securities             $200,000    $111,764     $88,236
                                               --------    --------     -------

                 Total                         $200,000    $111,764     $88,236
                                               ========    ========     =======

3.       Income Taxes
         ------------
               The components of the provision for income taxes are as follows:

                                                          2000           1999
                                                          ----           ----
               Current:
                Federal                                $   --          $   --
                State                                     9,682           2,506
                                                       --------        --------
                Total                                     9,682           2,506
                                                       --------        --------



                              LONGPORT, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Income Taxes (Continued)
         -----------------------                          2000           1999
                                                          ----           ----
               Deferred:
               Federal                                     --             --
               State                                       --             --
                                                       --------       --------
                Total                                      --             --
                                                       --------       --------

               Total Provision For Income Taxes        $  9,682       $  2,506
                                                       ========       ========

               The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                           2000          1999
                                                           ----          ----
               Federal statutory rate                      (34)%          34%
               State income taxes, net of federal benefits  (6)            6
               Net operating loss carryover                 --           (40)
               Valuation allowance                          40            --
                                                           ----          ----

               Total                                        -- %          --%
                                                           ====          ====

               The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                               2000               1999
                                                               ----               ----
               Income taxes at the federal statutory rate   $(810,184)         $ 241,366
               State income taxes, net of federal benefits   (142,974)            42,594
               Nondeductible expenses                          99,551             18,752
               Net operating loss carryover                      --             (300,206)
               Valuation allowance                            863,289               --
                                                            ---------          ---------

               Total                                        $   9,682          $   2,506
                                                            =========          =========

               Significant components of deferred income taxes as of December
               31, 2000 are as follows:


               Net operating loss carryover                                   $2,572,000
               Reserve for bad debts                                               2,000
               Other                                                               1,000
                                                                              ----------

               Total Deferred Tax Asset                                        2,575,000
                                                                              ----------

               Depreciation                                                      (14,000)
               Stock option compensation                                        (147,000)
                                                                              ----------

               Total Deferred Tax Liability                                     (161,000)
                                                                              ----------

               Less valuation allowance                                       (2,414,000)
                                                                              ----------

               Net Deferred Tax Asset                                         $     --
                                                                              ==========


                                 LONGPORT, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Income Taxes (Continued)
         ------------------------
               The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of
               carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $2,414,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation
               allowance for deferred tax assets was an increase of $944,000.
               The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

               At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $6,300,000 and $4,400,000, respectively. Such carryforwards expire in the years
               2008 through 2020 and 2005 through 2010 for federal and state purposes, respectively.

4.       Net Income (Loss) Per Share of Common Stock
         -------------------------------------------
               The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2000 and 1999. For the years ended
               December 2000 and 1999 options and warrants to purchase 3,175,714 and 1,685,714 common shares, respectively, were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.

                                                                        2000           1999
                                                                        ----           ----
               Net income (loss)                                    $(2,392,576)    $   707,393
                                                                    ===========     ===========

               Weighted-average common shares outstanding:
                 Weighted average common shares outstanding -
                   Basic                                             18,060,652      17,314,674

               Dilutive securities                                         --           862,899
                                                                    -----------     -----------

               Weighted-average common shares outstanding -
                   Diluted                                           18,060,652      18,177,573
                                                                    ===========     ===========

               Net income (loss) per common share:
                   Basic                                            $      (.13)    $       .04
                   Diluted                                          $      (.13)    $       .04

5.       Stock Options and Warrants
         --------------------------
          Stock Option Plan
          -----------------
               The Company adopted a stock option plan (the "Plan"), effective as of November 15, 1999 which provides for the grant of
               non-qualified stock options. A total of 1,000,000 shares of common stock have been reserved for issuance under the Plan.

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

                               LONGPORT, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Stock Options and Warrants (Continued)
         --------------------------------------
          Stock Option Plan (Continued)
          -----------------------------
               The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The stock options are subject to anti-dilution provisions in the event of stock splits, stock dividends and the like.

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

               The following table contains information on the stock options under the Company's Plan for the years ended December 31, 2000 and 1999. The outstanding options expire from September 2002 to December 2002.

                                                             Number of     Weighted Average
                                                              Shares        Exercise Price
                                                             --------       --------------
               Options outstanding at December 31, 1998          --            $    --
                 Granted                                      500,000               3.00
                 Exercised                                       --                 --
                 Cancelled                                       --                 --
                                                             --------          ---------

               Options outstanding at December 31, 1999       500,000               3.00
                 Granted                                      800,000               1.50
                 Exercised                                       --                 --
                 Cancelled                                   (700,000)              3.00
                                                             --------          ---------

               Options outstanding at December 31, 2000       600,000          $    1.00
                                                             ========          =========

            Options
            -------
               The Company has granted stock options to employees, consultants and other individuals. The outstanding agreements expire from
               September 2001 through November 2001. The following table
               contains information on all of the Company's non Plan stock options for the years ended December 31, 2000 and 1999.

                                                            Number of        Weighted Average
                                                             Shares           Exercise Price
                                                             ------           --------------
               Options outstanding at December 31, 1998     1,350,000              $ .88
                 Granted                                      300,000               2.00
                 Exercised                                 (1,050,000)               .89
                 Cancelled                                   (100,000)              1.00
                                                           ----------              -----

               Options outstanding at December 31, 1999       500,000               1.50
                 Granted                                    2,430,000               1.86
                 Exercised                                   (100,000)               .75
                 Cancelled                                 (1,440,000)              2.64
                                                           ----------              -----

               Options outstanding at December 31, 2000     1,390,000              $1.38
                                                           ==========              =====


                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Stock Options and Warrants (Continued)
         --------------------------------------
               On September 29, 2000, the Board of Directors approved a repricing of all employee stock options granted under the Plan. All of the options under the Plan had an exercise price of $3.00 and the exercise price was reduced to $1.00. In addition, the term of the options were reduced from ten years to two years. The Company also reduced the exercise price of all of its non Plan options to $1.00. The non Plan options were previously exercisable at $4.00 to $8.00 with three to five year terms and the option terms were all reduced to one year at the time of repricing the options.

               The Board of Directors would not typically consider reducing the exercise price of previously granted options. However, these options were repriced due to the occurrence of certain events beyond the reasonable control of the employees and consultants of the Company which significantly reduced the incentive these options were intended to create. The fair market value of the common stock was $.94 on the date of the repricing. Options to purchase approximately 1,540,000 shares were affected by this repricing.

          Warrants
          --------
               In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The Warrants entitled the holder to purchase one share of the Company's common stock for $3.00 at anytime until June 30, 2001. The Company reduced the exercise price of the warrants to $1.00 in September 2000. All 1,185,714 warrants are outstanding as of December 31, 2000.

          Pro Forma Disclosures
          ---------------------
               The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options and does not recognize compensation expense for its stock options other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date of employee stock options consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced as follows:

                                                            2000         1999
                                                            ----         ----
               Net income (loss):
                 As reported                             $(2,392,576)  $707,393
                 Pro forma                               $(5,873,311)  $430,801

               Net income (loss) per share of common
               stock:
                 As reported                             $      (.13)  $    .04
                 Pro forma                               $      (.33)  $    .02

               These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000 and 1999.



                                          LONGPORT, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Stock Options and Warrants (Continued)
         --------------------------------------
          Pro Forma Disclosures (Continued)
          ---------------------------------
                                                       2000           1999
                                                       ----           ----
               Risk-free interest rate                 6.12%          5.93%
               Expected life                           2.26 years     4.25 years
               Expected volatility                   148.91%        164.27%
               Expected dividend yield                    0%             0%

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

               The weighted average fair value price of options granted in 2000 and 1999 was $1.28 and $2.22, respectively.

               The following table summarizes information about the Company's stock based compensation plan at December 31, 2000:

               Options Outstanding and Exercisable by Price Range as of December
               31, 2000:

                                    Options Outstanding                                    Options Exercisable
               --------------------------------------------------------------       ----------------------------
                                                   Weighted
                                                    Average          Weighted                             Weighted
                Range of                           Remaining          Average                              Average
                Exercise           Number         Contractual        Exercise            Number           Exercise
                 Prices          Outstanding      Life-Years           Price           Exercisable          Price
                 ------          -----------      ----------           -----           -----------          -----
                  $1.00            600,000           1.77              $1.00             600,000            $1.00
                  =====            =======           ====              =====             =======            =====

         Compensation Expense
         --------------------
               The Company recorded compensation expense of $673,019 for the year ended December 31, 2000 for the value of options granted to consultants of the Company. In addition, the Company recorded compensation expense of $94,426 for the year ended December 31,
               2000 from the repricing of stock options and warrants. The valuation of the options granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

               The Company also recorded compensation expense of $173,310 for the year ended December 31, 2000 for the value of stock issued to consultants for services provided to the Company.

6.       Accumulated Other Comprehensive Income
         --------------------------------------
               The Company has adopted SFAS No. 130, "Reporting Comprehensive
               Income". This statement requires that all components of
               comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income,
               unrealized gain (loss) on marketable  securities and foreign

                                         LONGPORT, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Accumulated Other Comprehensive Income (Continued)
         --------------------------------------------------
               currency translation adjustments. Components of other
               comprehensive income consist of the following:

                                                                Unrealized                          Accumulated
                                                                Gain (loss)         Foreign            Other
                                                               on Marketable       Currency        Comprehensive
                                                                Securities        Translation      Income (Loss)
                                                                ----------        -----------      -------------

               Balance at December 31, 1998                      $    --           $    --            $    --
               1999 change                                            --                (632)              (632)
                                                                 ---------         ---------          ---------

               Balance at December 31, 1999                           --                (632)              (632)
               2000 Change                                        (111,764)          (20,534)          (132,298)
                                                                 ---------         ---------           ---------

               Balance at December 31, 2000                      $(111,764)        $ (21,166)         $(132,930)
                                                                 =========         =========          ==========

7.       Preferred Stock
         ---------------
               The authorized preferred stock of the Company consists of
               1,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the
               Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of
               Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

8.       Commitments and Contingencies
         -----------------------------
          Leases
          ------
               The Company leases office equipment, a vehicle and office
               facilities under long-term leasing arrangements. The Company's office facilities lease contains a two-year renewal option. The following is a schedule of future minimum lease payments at
               December 31, 2000 under the Company's operating leases which have an initial noncancellable lease term in excess of one year:

                Year Ending                                   Operating
                December 31,                                    Leases
                ------------                                    ------
                    2001                                       $41,557
                    2002                                        34,771
                                                               -------

                      Total Future Minimum Lease Payments      $76,328
                                                               =======

               Rental expense charged to operations was $72,903 and $36,316 for the years ended December 31, 2000 and 1999, respectively.

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

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Commitments and Contingencies (Continued)
         -----------------------------------------
          Technology Enhancement and Marketing Agreement (Continued)
          ----------------------------------------------------------
               scanner technologies. The Agreement is effective June 1, 1999 and the Corporation shall provide the funding in increments of $30,000 a month for the first year, $60,000 a month for the second year, $120,000 a month for the third and fourth years and $100,000 a month for the fifth year until a total of $5,000,000 is paid under the Agreement.

               The Agreement was terminated in May 2000 and no further amounts are to be received under the Agreement.

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

               As of December 31, 2000, the Company has accrued a liability of $100,000 as a result of the above proceedings. The $100,000 accrual is the Company's best estimate of the potential liability based on all of the facts and circumstances currently known.

          Purchase Commitment
          -------------------
               In September 2000, the Company entered into an agreement to purchase fifty scanners for approximately $497,000 and has made advance deposits of $61,200 leaving a balance due of approximately $435,800 when the scanners are received in 2001.

9.       Concentration of Credit Risk and Major Customers
         ------------------------------------------------
               Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's cash in its banks exceed the federally insured limits.

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

               Revenues from major customers, as a percentage of total revenue, for the years ended December 31, 2000 and 1999 were as follows:

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Concentration of Credit Risk and Major Customers (Continued)
         ------------------------------------------------------------

                                                         2000             1999
                                                         ----             ----
               Customer A                                11.7%              *
               Customer B                                13.0%              *
               Customer C                                  *              59.3%
               Customer D                                22.4%            11.1%
               Customer E                                17.9%              *
               Customer F                                17.9%              *

               * Less than 10%

10.      Fair Value of Financial Instruments
         -----------------------------------
               Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2000:

                                                        Carrying      Estimated
                                                         Amount      Fair Value
                                                         ------      ----------
              Financial Assets:
               Cash and cash equivalents                $268,553      $268,553
               Marketable securities                      88,236        88,236

               The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of marketable securities is determined by the most recently traded price of each security at the balance sheet date.

11.      Subsequent Event
         ----------------
               In January 2001, the Company received a litigation settlement of approximately $665,000. The settlement was received from a lawsuit previously filed by the Company, which related to prior lawsuits concerning the Company's rights to certain scanner technology. The $665,000 will be recognized as income in the first quarter of 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                    Officer or
                                                                     Director
      Name              Age                Office                     Since
      ----              ---                ------                     -----

James R. McGonigle      56           Chairman of the                   1993
                                     Board of Directors,
                                     Chief Executive Officer, and
                                     Chief Accounting Officer

James M. Weeks          43           President                         2000

Peter E. Cavanaugh      35           Director                          1993

Lee S. Cohen            51           Director of Sports                1999
                                     Medicine and Director


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

     James M. Weeks has been an independent manufacturer's representative specializing in medical products, since May 1996. From October 1994 to May 1996 he was Operations Manager for Unimedix, Inc., a New Jersey-based medical distributor. He has over 20 years experience in the medical industry and earned a Bachelor's degree in physics from the State University of New York.

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

Executive Compensation

     The following table discloses all compensation paid to the Company's Chief Executive Officer for the years ended December 31, 1998 and 1999. No executive officer's annual compensation exceeded $100,000 in either year. James M. Weeks, the Company's President, devotes approximately 10% of his time to the Company's affairs and does not currently receive any compensation from the Company. The Company issued to him 50,000 shares of its common stock and paid him $9,000 in cash for prior services rendered.


                                         Summary Compensation Table

(a)           (b)    (c)         (d)        (e)               (f)         (g)        (h)         (i)

Name &                                      Other             Restricted
Principal                                   Annual            Stock       Options/   LTIP         All Other
Position      Year   Salary($)   Bonus($)   Compensation($)   Awards($)   SARS(#)    Payouts($)   Compensation($)
--------      ----   ---------   --------   ---------------   ---------   -------    ----------   ---------------
James R.      1999    -0-(1)       -0-         -0-              -0-         -0-        -0-            -0-
McGonigle     2000    -0-(1)       -0-         -0-              -0-         -0-        -0-            -0-
Chief Exec.
Officer


(1) The Company paid Colpat, Inc., a consulting firm wholly owned by Mr. McGonigle, $8,000 per month for Mr. McGonigle's services in 1999 and 2000. The current consulting fee is $6,000 per month.

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

                                        Number of
Name                                   Shares Owned             Percent of Class
----                                   ------------             ----------------

James R. McGonigle (1)                   1,740,893                     9.6%

Peter Cavanaugh (2)                        210,571                     1.2%

Lee S. Cohen (3)                           210,000                     1.2%

Michie Proctor and                       2,669,174                    14.8%
Joyce Proctor (4)

The First Baptist Church                 1,280,977                     7.1%
of Southwest Broward

All officers and directors
as a group (four persons) (5)            2,161,464                    11.8%

----------
* Less than 1%

(1) Includes 767,000 shares held by James R. McGonigle, 497,143 shares held by Wound Healing Systems, Inc., and 376,750 shares held by Colpat, Inc. corporations controlled by Mr. McGonigle, and 100,000 common stock purchase warrants held by Colpat, Inc.

(2) Includes 25,000 stock options exercisable at $1.00 per share until September 2001.

(3) Includes 200,000 stock options exercisable at $1.00 per share until September 2001.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In January 1996, the Company entered into a consulting agreement with Colpat, Inc., a company owned and controlled by the Company's Chief Executive Officer, James R. McGonigle, pursuant to which Colpat provides Mr. McGonigle's services to the Company for $8,000 per month. For the year 2001, the consulting fee was reduced to $6,000 per month.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits.

     Exhibit No.    Title
     -----------    -----

          3.1       Certificate of Incorporation of Registrant(1)
          3.2       Bylaws of Registrant(1)
          4.1       Form of Common Stock Purchase Warrant(1)
         10.25      Research and Licensing Agreement (UMDS)(1)
         10.30      Services Agreement (West Jersey Health System)(2)
         10.32      Agreement with R. D. Bowers Associates (1)
         10.33      Agreement with Professional Home Care Services (1)
         10.34      Agreement with Austin Medical, Inc. (1)
         10.35      Letter of Understanding with GWR Medical, LLP (1)
         10.36      Technology Transfer Agreement (VMOS) (1)
         10.37      Technology Transfer Agreement (SWS) (1)
         10.38      Agreement with HealthLink International, Inc.
         21.1       Subsidiaries of Registrant(1)
         99.1       Deed Regarding 791 South Chester Road, Swarthmore,
                    Pennsylvania(1)
         99.2       Deed of Correction(1)

     ----------
     (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33- 75236 and Post Effective Amendment No. 1 thereto.

     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.


(b)  Reports on Form 8K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on April 9, 2001.

                                          LONGPORT, INC.



                                          By: /s/ James R. McGonigle
                                          --------------------------
                                          James R. McGonigle,
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, this Registration Statement has been signed by the following persons on the dates indicated.


      Signature                         Title                          Date
      ---------                         -----                          ----

/s/ James R. McGonigle      Chairman of the Board of Directors,    April 9, 2001
----------------------      Chief Executive Officer and
James R. McGonigle          Chief Financial Officer
                            (Principal Accounting Officer)


/s/ James M. Weeks          President                              April 9, 2001
----------------------
James M. Weeks


/s/ Peter Cavanaugh         Director                               April 9, 2001
----------------------
Peter Cavanaugh


/s/ Lee S. Cohen            Director                               April 9, 2001
----------------------
Lee S. Cohen