Form 10QSB
period 2001-03-31
LONGPORT INC
filed 2001-05-17
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 33-75236


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

                         740 South Chester Rd., Suite A
                              Swarthmore, PA 19081
                              --------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 289-6863
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No ___

There were 18,020,671 shares of the Registrants common stock, $.001 par value, outstanding on March 31, 2001.

                                  LONGPORT, INC.
                                   FORM 10-QSB



                                      INDEX

Part I   Financial Information

             Item 1. Financial Statements

             Consolidated condensed Balance Sheet
             as of March 31, 2001 ........................................   1-2

             Consolidated Condensed Statements of
             Operations for the three months ended
             March 31, 2001 and 2000 .....................................   3

             Consolidated Condensed Statements of
             Cash Flows for the three months ended
             March 31, 2001 and 2000 .....................................   4

             Notes to Condensed Consolidated Financial
             Statements ..................................................   5

             Item 2.  Management's Discussion and
             Analysis of Financial Condition and Results
             of Operations ...............................................   6-7


Part II  Other Information and Signatures ................................   8-9

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001



                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                                         $   293,913
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                 147,405
   Employees                                                             16,000
  Inventories                                                           666,644
  Prepaid expenses and other                                                878
  Marketable securities                                                 235,295
                                                                    -----------

         Total Current Assets                                         1,360,135
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     936,305
  Production equipment                                                   40,024
  Computer equipment                                                     39,268
  Office furniture and equipment                                         21,190
                                                                    -----------
                                                                      1,036,787
  Less accumulated depreciation                                        (370,024)
                                                                    -----------

         Net Property and Equipment                                     666,763
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            265,625
  Intangible assets, net of accumulated amortization of $64,659          73,293
                                                                    -----------

         Total Other Assets                                             343,254
                                                                    -----------

         Total Assets                                               $ 2,370,152
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $   192,698
  Accrued expenses                                                        5,465
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      298,163
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   18,020,671 shares issued and outstanding                              18,021
  Paid in capital                                                     8,290,720
  Accumulated deficit                                                (6,229,239)
  Accumulated other comprehensive loss                                   (7,513)
                                                                    -----------

         Total Stockholders' Equity                                   2,071,989
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 2,370,152
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                          2001          2000
                                                          ----          ----
Net Revenues:
  Scanner sales                                       $    32,338    $     --
  Scanner rentals                                           3,000          --
  Wound clinic management fees                              9,419        33,000
  License and marketing fees                                 --          30,000
  Scanner enhancement revenue                                --          90,000
  Other                                                    4,460          5,128
                                                      -----------   -----------

     Total Revenues                                        49,217       158,128
                                                      -----------   -----------

Operating Expenses:
  Cost of sales                                            12,410          --
  General and administrative                              497,566       370,715
  Stock compensation expense                                 --         602,910
  Research and development expense                           --          54,000
                                                      -----------   -----------

     Total Operating Expenses                             509,976     1,027,625
                                                      -----------   -----------

     Operating Income (Loss)                             (460,759)     (869,497)
                                                      -----------   -----------

Other Income (Expense):
  Interest income                                           3,016        18,539
  Litigation settlement                                   664,445          --
                                                      -----------   -----------

     Total Other Income (Expense)                         667,461        18,539
                                                      -----------   -----------

Income (Loss) Before Provision for Income Taxes           206,702      (850,958)

Provision for income taxes                                  7,494         9,581
                                                      -----------   -----------

     Net Income (Loss)                                $   199,208   $  (860,539)
                                                      ===========   ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                               $       .01   $      (.05)
  Diluted                                             $       .01   $      (.05)

Weighted Average Number of Common Shares Outstanding:
  Basic                                                18,071,667    18,238,053
  Diluted                                              18,071,667    18,238,053


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                                 LONGPORT, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                        2001           2000
                                                                        ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                                 $   199,208    $  (860,539)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                        79,294         44,791
    Common stock issued for services                                     89,871         10,989
    Compensation from issuance of stock options                            --          602,910
    Changes in assets and liabilities:
     Accounts receivable                                                 (7,241)       (15,631)
     Other receivables                                                     --           (1,508)
     Prepaid expenses and other                                          73,701        (97,674)
     Inventories                                                       (431,451)       (36,426)
     Accounts payable and accrued expenses                              100,494         28,461
                                                                    -----------    -----------

      Net Cash Provided (Used) By Operating Activities                  103,876       (324,627)
                                                                    -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                     (324)       (59,121)
  Note receivable                                                          --          (50,000)
  Employee advances                                                     (12,800)        48,844
                                                                    -----------    -----------

      Net Cash (Used) By Investing Activities                           (13,124)       (60,277)
                                                                    -----------    -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                                --           75,000
   Purchase of treasury stock                                           (43,750)       (75,000)
                                                                    -----------    -----------

      Net Cash Provided (Used) By Financing Activities                  (43,750)          --
                                                                    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents            (21,642)          (702)
                                                                    -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents               25,360       (385,606)

      Cash and Cash Equivalents at Beginning of Period                  268,553      2,345,906
                                                                    -----------    -----------

      Cash and Cash Equivalents at End of Period                    $   293,913    $ 1,960,300
                                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $      --      $      --
   Income taxes                                                           7,494          9,581

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Unrealized gain on marketable securities                             147,059           --


                             The accompanying notes are an integral
              part of these unaudited condensed consolidated financial statements.

                                             -4-


                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31,
2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated
December 31, 2000 previously filed with the Securities and Exchange Commission.

2.   Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
Basic earnings per common share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
(loss) for the period by the weighted average number of common shares outstanding during the period increased by the dilutive potential common shares
("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March
31, 2001 and 2000. For the three months ended March 31, 2001, options and warrants to purchase 3,035,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three months ended March 31, 2000 options and warrants to purchase 3,325,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                            Three Months Ended
                                                                March 31,
                                                                ---------
                                                           2001           2000
                                                           ----           ----

Net income (loss)                                      $    199,208   $   (860,539)
                                                       ============   ============

Weighted average common shares outstanding:
  Weighted average common shares outstanding - Basic     18,071,667     18,238,053
  Dilutive securities                                          --             --
                                                       ------------   ------------

Weighted average common shares outstanding - Diluted     18,071,667     18,238,053
                                                       ============   ============

Net income (loss) per common share:
    Basic                                              $        .01   $       (.05)
    Diluted                                            $        .01   $       (.05)

3.   Litigation Settlement
     ---------------------
In January 2001, the Company received a litigation settlement of approximately
$664,445. The settlement was received from a lawsuit previously filed by the
Company, which related to prior lawsuits concerning the Company's rights to certain scanner technology.

                                       -5-

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                    THE THREE MONTHS ENDED MARCH 31, 2001 VS.
                      THE THREE MONTHS ENDED MARCH 31, 2000


     Revenues for 2001 were $49,217 compared to $158,128 for 2000. The revenues decreased as a result of license and marketing fees of $30,000 and scanner enhancement revenue of $90,000 received in 2000 which are no longer in effect in 2001. Additionally, the Company received $664,445 as a result of the legal action taken against Rosner, Brisler & Buckholz, et. al. This is a settlement of a suit filed in 1997 wherein the Company charged the defendants with wrongful use of Civil Proceedings and Civil Conspiracy. The Company believes the majority of its future revenues will be from scanner sales or leases.

     Total expenses decreased to $509,976 in 2001 from $1,027,625 in 2000. The main component of the decrease in expenses in 2001 is from a one-time expense that was recognized in 2000 associated with the issuance of stock options to outside consultants of $602,910 that the Company believes are important to the long-term future growth of the Company. The Company valued the stock options using the Black-Scholes option pricing model. The Company believes there will be additional costs associated with future studies of the scanner in helping to evaluate the market potential for the scanner in specific medical disciplines.

     The Company had net income of $199,208 in 2001, compared to a net loss of $860,539 for 2000. This significant change is the result of the expense associated with the issuance of stock options in 2000 and the income realized from the litigation settlement in 2001.


Strategy to Achieve Profitable Operations

     Management expects the revenues for the remainder of 2001 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June 1999, the Company has spent significant time and effort on the commercialization process for the scanner. Studies have begun and data continues to be collected in order to gain "peer acceptance" for our scanner. The LDS now has been approved for Medicare and private insurance reimbursement. The Company has been granted the U.S. Patent in June 2000 for the LDS. The final areas of concern for commercialization and then profitability are "peer acceptance" and production and distribution.

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

     The production and distribution of the scanner are the final areas the Company is faced with as we begin full commercialization of the scanner. We presently have two manufacturers that can produce scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit. The Company does not expect to be profitable in 2001 as it ramps up its production and marketing for the Longport Digital Scanner. The Company expects to be ready to fully market the scanner in the third quarter of 2001.


Liquidity and Capital Resources

     As of March 31, 2001, the Company has $293,913 in cash and cash equivalents and no long-term debt. The Company expects that additional cash will need to be raised in order to produce and market the Company's scanners. The timing of raising additional financing will be directly related to when the Company begins to fully commercialize the scanner. At this time, the Company believes that full commercialization will begin in the third quarter of 2001.


Longport International LTD

     The Company formed Longport International, LTD, a wholly owned subsidiary, in 1999 to be the marketing arm of the Company for business generated outside North America. Longport International, LTD began building new scanners using our second manufacturer, SRA Developments LTD ("SRA"). The Company received delivery on the first scanner produced by SRA on August 22, 2000. Longport International, LTD, together with its manufacturer, SRA Development LTD, has successfully addressed the relevant Essential Requirements of the European Medical Devices Directorate (93/42/EEC) for its high-resolution ultrasound imaging technology. This, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Company's ultrasound system, which is to be marked under the name EPISCAN.


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

Part II  Other Information

Item 1. Legal Proceedings

The Company settled its lawsuit against Rosner, Brisler & Buckholz et. al. for $664,445. There have been no other significant events to report during this period.

Item 2. Changes in Securities

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K.

Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    May 17, 2001            Longport, Inc.


                                 /s/ James R. McGonigle
                                 ------------------------------------
                                 James R. McGonigle
                                 Chief Executive Office, Chief Financial Officer (Principal Accounting Officer) and Director