Form 10QSB
period 2001-06-30
LONGPORT INC
filed 2001-08-13
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarter ended June 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 33-75236

                                 LONGPORT, INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                      23-2715528
           --------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                       740 South Chester Road
                              Suite A
                      Swarthmore, Pennsylvania            19081
                --------------------------------------   --------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (800) 289-6863


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

     There were 18,105,671 shares of the Registrants common stock, $.001 par value outstanding on June 30, 2001.

                                 LONGPORT, INC.
                                   FORM 10-QSB





                                      INDEX

Part I   Financial Information

                  Item 1. Financial Statements

                  Consolidated Condensed Balance Sheet
                  as of June 30, 2001...................................... 1-2

                  Consolidated Condensed Statements of
                  Operations for the three and six months ended
                  June 30, 2001 and 2000................................... 3

                  Consolidated Condensed Statements of
                  Cash Flows for the six months ended
                  June 30, 2001 and 2000................................... 4

                  Notes to Condensed Consolidated Financial
                  Statements............................................... 5

                  Item 2.  Management's Discussion and
                  Analysis of Financial Condition and Results
                  of Operations............................................ 6-8


Part II  Other Information and Signatures.................................. 9-10

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   219,595
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                 207,892
   Employees                                                             12,000
  Inventories                                                           597,220
  Prepaid expenses and other                                              1,573
  Marketable securities                                                 152,942
                                                                    -----------

         Total Current Assets                                         1,191,222
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     992,157
  Production equipment                                                   39,980
  Computer equipment                                                     39,256
  Office furniture and equipment                                         26,021
                                                                    -----------
                                                                      1,097,414
  Less accumulated depreciation                                        (448,413)
                                                                    -----------

         Net Property and Equipment                                     649,001
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            212,500
  Intangible assets, net of accumulated amortization of $66,858          71,094
                                                                    -----------

         Total Other Assets                                             287,930
                                                                    -----------

         Total Assets                                               $ 2,128,153
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $   288,593
  Accrued expenses                                                       13,097
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      401,690
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   18,105,671 shares issued and outstanding                              18,106
  Paid in capital                                                     8,331,435
  Accumulated deficit                                                (6,532,458)
  Accumulated other comprehensive loss                                  (90,620)
                                                                    -----------

         Total Stockholders' Equity                                   1,726,463
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 2,128,153
                                                                    ===========





                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                                       LONGPORT, INC. AND SUBSIDIARIES
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                       Three Months Ended               Six Months Ended
                                                             June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
Net Revenues:
  Scanner sales                                   $     99,586    $       --      $    131,924    $       --
  Scanner rentals                                        7,765            --            10,765            --
  Wound clinic management fees                           9,000          25,500          18,419          58,500
  License and marketing fees                              --            26,000            --            56,000
  Scanner enhancement revenue                             --              --              --            90,000
  Other                                                  9,728           7,769          14,188          12,897
                                                  ------------    ------------    ------------    ------------

     Total Revenues                                    126,079          59,269         175,296         217,397
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
  Cost of sales                                         50,385            --            62,795            --
  General and administrative                           381,007         640,419         878,573       1,011,134
  Stock compensation expense                              --              --              --           602,910
  Research and development expense                        --            85,200            --           139,200
                                                  ------------    ------------    ------------    ------------

     Total Operating Expenses                          431,392         725,619         941,368       1,753,244
                                                  ------------    ------------    ------------    ------------

     Operating Income (Loss)                          (305,313)       (666,350)       (766,072)     (1,535,847)
                                                  ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest and other income                              2,567          23,965           5,583          42,504
  Litigation settlement                                   --              --           664,445            --
                                                  ------------    ------------    ------------    ------------

     Total Other Income (Expense)                        2,567          23,965         670,028          42,504
                                                  ------------    ------------    ------------    ------------

Income (Loss) Before Provision for Income Taxes       (302,746)       (642,385)        (96,044)     (1,493,343)

Provision for income taxes                                 473             101           7,967           9,682
                                                  ------------    ------------    ------------    ------------

     Net Income (Loss)                            $   (303,219)   $   (642,486)   $   (104,011)   $ (1,503,025)
                                                  ============    ============    ============    ============

Net Income (Loss) Per Share of Common Stock:
  Basic                                           $       (.02)   $       (.04)   $       (.01)   $       (.08)
  Diluted                                         $       (.02)   $       (.04)   $       (.01)   $       (.08)

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                             18,083,254      18,124,087      18,077,491      18,181,069
  Diluted                                           18,083,254      18,124,087      18,077,491      18,181,069



                                   The accompanying notes are an integral
                    part of these unaudited condensed consolidated financial statements.



                                 LONGPORT, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                        2001          2000
                                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $  (104,011)   $(1,503,025)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                       159,882         88,276
    Common stock issued for services                                    130,671         77,481
    Compensation from issuance of stock options                            --          602,910
    Changes in assets and liabilities:
     Accounts receivable                                                (14,603)        43,187
     Other receivables                                                     --            6,444
     Prepaid expenses and other                                          73,006        (86,247)
     Inventories                                                       (362,027)       (37,956)
     Accounts payable and accrued expenses                              204,021         (8,007)
                                                                    -----------    -----------

      Net Cash Provided (Used) By Operating Activities                   86,939       (816,937)
                                                                    -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (60,951)       (73,875)
  Note receivable                                                          --          (50,000)
  Employee advances                                                      (8,800)        48,844
  Investment in marketable securities                                      --         (200,000)
                                                                    -----------    -----------

      Net Cash (Used) By Investing Activities                           (69,751)      (275,031)
                                                                    -----------    -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                                --           75,000
   Purchase of treasury stock                                           (43,750)      (547,500)
                                                                    -----------    -----------

      Net Cash Provided (Used) By Financing Activities                  (43,750)      (472,500)
                                                                    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents            (22,396)       (16,181)
                                                                    -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents              (48,958)    (1,580,649)

      Cash and Cash Equivalents at Beginning of Period                  268,553      2,345,906
                                                                    -----------    -----------

      Cash and Cash Equivalents at End of Period                    $   219,595    $   766,257
                                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $      --      $      --
   Income taxes                                                           7,967          9,682

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Unrealized gain on marketable securities                              64,706           --
   Repayment of note receivable through return of shares of the
     Company's common stock                                                --           50,000



                             The accompanying notes are an integral
              part of these unaudited condensed consolidated financial statements.

                                                4

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2000 previously filed with the Securities and Exchange Commission.

2. Net Income (Loss) Per Share of Common Stock
----------------------------------------------
Basic earnings per common share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
(loss) for the period by the weighted average number of common shares outstanding during the period increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2001 and 2000. For the three and six months ended June 30, 2001, options and warrants to purchase 3,035,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and six months ended June 30, 2000 options and warrants to purchase 3,325,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000             2001           2000
                                                       ------------    ------------    ------------    ------------
Net income (loss)                                      $   (303,219)   $   (642,486)   $   (104,011)   $ (1,503,025)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding:
  Weighted average common shares outstanding - Basic     18,083,254      18,124,087      18,077,491      18,181,069
  Dilutive securities                                          --              --              --              --
                                                       ------------    ------------    ------------    ------------

Weighted average common shares outstanding - Diluted     18,083,254      18,124,087      18,077,491      18,181,069
                                                       ============    ============    ============    ============

Net income (loss) per common share:
    Basic                                              $       (.02)   $       (.04)   $       (.01)   $       (.08)
    Diluted                                            $       (.02)   $       (.04)   $       (.01)   $       (.08)



3. Litigation Settlement
------------------------
In January 2001, the Company received a litigation settlement of approximately $664,445. The settlement was received from a lawsuit previously filed by the Company, which related to prior lawsuits concerning the Company's rights to certain scanner technology.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


                    THE THREE MONTHS ENDED JUNE 30, 2001 VS.
                      THE THREE MONTHS ENDED JUNE 30, 2000


     Revenues for 2001 were $126,079 compared to $59,269 for 2000. The Company believes the majority of its future revenues will be from scanner sales or leases. Total expenses decreased to $431,392 in 2001 from $725,619 in 2000. The main component of the increase in revenue in 2001 is the sale of five scanners. The $294,227 decrease in expenses in 2001 was the result of a decrease of $85,200 in research and development expenses, a $97,020 decline in professional fees as well as other significant reductions in costs. The Company believes there will be additional costs associated with future studies of the scanner in helping to evaluate the market potential for the scanner in specific medical disciplines.

     The Company had a net loss of $303,219 in 2001, compared to a net loss of $642,486 for 2000. This significant change is the result of the reduction of expenses previously noted.


                     THE SIX MONTHS ENDED JUNE 30, 2001 VS.
                       THE SIX MONTHS ENDED JUNE 30, 2000


     Revenues for 2001 were $175,296 compared to $217,397 for 2000 and expenses were $941,368 for 2001 compared to $1,733,244 for 2000. The decrease in revenues is a result of license fees and scanner enhancement revenue of $146,000 in 2000 which the Company no longer receives. Also, the Company had $131,924 of scanner sales in 2001 and none in 2000.

     The Company had a net loss of $104,011 in 2001 compared to a net loss of $1,503,025 in 2000. The significant decrease in loss in 2001 is due primarily to a one time expense of $602,910 to outside consultants as a result of the issuance of stock options. The Company also incurred additional costs associated with future studies of the scanner in 2000. In 2001 a lawsuit was settled giving the Company a settlement of $664,445 which is recorded as other revenue.

Liquidity and Capital Resources

     As of June 30, 2001, the Company has $219,595 in cash and cash equivalents and no long-term debt. The Company is currently seeking additional cash in order to produce and market the Company's scanners.

Strategy to Achieve Profitable Operations

     Management expects the revenues for the remainder of 2001 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June, 1999, the Company has spent significant time and effort on "peer acceptance" of the scanner. Initial data from clinical studies from Yale University indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of this study may lead to a new standard for the prevention, monitoring and treatment of pressure sores in both acute care and long term care facilities. Also, institutions may be able to reduce their liability through documentation of the exact time and location of pressure sore development. The Company continues to support research at major health centers. These studies include scanner applications in dermatology, burn management, muscle/skeletal disorders and women's health. It also continues to seek other top opinion leaders in specific specialties to further "roll out" its technology in various fields of medicine.

     The Company believes that one of the primary advantages to its scanner is that it has numerous uses (applications) in the field of medicine. It is the different medical "disciplines" or "specialties" that allows the Company to have one primary product, but have several different markets and multiple applications.

     The production and distribution of the scanner are the final challenges the Company is faced with as we move into the commercialization phase of the scanner. We presently have two manufacturers that can produce scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit. The Company does not expect to be profitable in 2001 as it ramps up its production and marketing for the Longport Digital Scanner. In June, 2001, the Company took delivery of its first ten commercial scanners of which five were sold on a wholesale basis by June 30, 2001.

     Consistent with the transition from development to commercialization, the Company has identified the need for new directors to guide it through this next phase.

Longport International LTD

     The Company formed Longport International, LTD, a wholly owned subsidiary, in 1999 to be the marketing arm of the Company for business generated outside North America. Longport International, LTD began building new scanners using our second manufacturer, SRA Developments LTD ("SRA"). The Company received delivery of the first scanner produced by SRA on August 22, 2000. Longport International, LTD, together with its manufacturer, SRA Development LTD, has successfully addressed the relevant Essential Requirements of the European Medical Devices Directorate (93/42/EEC) for its high-resolution ultrasound imaging technology. This, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Company's ultrasound system, which is to be marketed under the name EPISCAN.

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

None

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


Date: August 13, 2001            Longport, Inc.


                                 /s/ James R. McGonigle
                                 -----------------------------------------------
                                 James R. McGonigle
                                 Chief Executive Office, Chief Financial Officer (Principal Accounting Officer) and Director