Form 10QSB
period 2001-09-30
LONGPORT INC
filed 2001-11-09
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 33-75236

                                 Longport, Inc.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                     23-2715528
           ---------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                         740 South Chester Road
                                Suite A
                       Swarthmore, Pennsylvania            19081
                       ------------------------            -----
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

                                 Yes X   No ___

     There were 18,385,671 shares of the Registrants common stock, $.001 par value outstanding on September 30, 2001.

                                 LONGPORT, INC.
                                   FORM 10-QSB





                                      INDEX
                                                                            Page
                                                                            ----
Part I   Financial Information

                  Item 1. Financial Statements

                  Consolidated Condensed Balance Sheet
                  as of September 30, 2001...............................    1-2

                  Consolidated Condensed Statements of
                  Operations for the three and nine months ended
                  September 30, 2001 and 2000............................      3

                  Consolidated Condensed Statements of
                  Cash Flows for the nine months ended
                  September 30, 2001 and 2000............................      4

                  Notes to Condensed Consolidated Financial
                  Statements.............................................      5

                  Item 2.  Management's Discussion and
                  Analysis of Financial Condition and Results
                  of Operations..........................................    6-8


Part II  Other Information and Signatures................................   9-10

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   184,711
  Accounts receivable:
   Trade, net of allowance for doubtful accounts of $3,600              257,814
   Employees                                                             12,000
  Inventories                                                           668,298
  Prepaid expenses and other                                              1,573
  Marketable securities                                                  94,118
                                                                    -----------

         Total Current Assets                                         1,218,514
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                     958,381
  Production equipment                                                   41,674
  Computer equipment                                                     39,688
  Office furniture and equipment                                         26,234
                                                                    -----------
                                                                      1,065,977
  Less accumulated depreciation                                        (528,781)
                                                                    -----------

         Net Property and Equipment                                     537,196
                                                                    -----------

Other Assets:
  Deposits                                                                4,336
  Account receivable, net of current portion                            159,375
  Intangible assets, net of accumulated amortization of $69,056          68,896
                                                                    -----------

         Total Other Assets                                             232,607
                                                                    -----------

         Total Assets                                               $ 1,988,317
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $   272,389
  Accrued expenses                                                        6,742
  Accrued Medicare obligation                                           100,000
  Customer deposits                                                      48,000
                                                                    -----------

         Total Current Liabilities                                      427,131
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   18,385,671 shares issued and outstanding                              18,386
  Paid in capital                                                     8,446,255
  Accumulated deficit                                                (6,767,963)
  Accumulated other comprehensive loss                                 (135,492)
                                                                    -----------

         Total Stockholders' Equity                                   1,561,186
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 1,988,317
                                                                    ===========



                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                      LONGPORT, INC. AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                       Three Months Ended               Nine Months Ended
                                                         September 30,                     September 30,
                                                      --------------------             --------------------
                                                      2001            2000             2001            2000
                                                      ----            ----             ----            ----
Net Revenues:
  Scanner sales                                   $       --      $       --      $    131,905    $       --
  Scanner rentals                                        2,437            --            13,202            --
  Wound clinic management fees                           9,000           9,500          27,419          68,000
  License and marketing fees                              --            30,000            --            86,000
  Scanner enhancement revenue                             --              --              --            90,000
  Other                                                  4,438           2,888          18,645          15,785
                                                  ------------    ------------    ------------    ------------

     Total Revenues                                     15,875          42,388         191,171         259,785
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
  Cost of sales                                          4,910            --            67,705            --
  General and administrative                           247,256         317,937       1,125,829       1,329,071
  Stock compensation expense                              --              --              --           602,910
  Research and development expense                        --             4,500            --           143,700
                                                  ------------    ------------    ------------    ------------

     Total Operating Expenses                          252,166         322,437       1,193,534       2,075,681
                                                  ------------    ------------    ------------    ------------

     Operating Income (Loss)                          (236,291)       (280,049)     (1,002,363)     (1,815,896)
                                                  ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest and other income                                786          12,080           6,369          54,584
  Litigation settlement                                   --              --           664,445            --
                                                  ------------    ------------    ------------    ------------

     Total Other Income (Expense)                          786          12,080         670,814          54,584
                                                  ------------    ------------    ------------    ------------

Income (Loss) Before Provision for Income Taxes       (235,505)       (267,969)       (331,549)     (1,761,312)

Provision for income taxes                                --              --             7,967           9,682
                                                  ------------    ------------    ------------    ------------

     Net Income (Loss)                            $   (235,505)   $   (267,969)   $   (339,516)   $ (1,770,994)
                                                  ============    ============    ============    ============

Net Income (Loss) Per Share of Common Stock:
  Basic                                           $       (.01)   $       (.02)   $       (.02)   $       (.10)
  Diluted                                         $       (.01)   $       (.02)   $       (.02)   $       (.10)

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                             18,227,410      17,932,816      18,128,013      18,097,711
  Diluted                                           18,227,410      17,932,816      18,128,013      18,097,711



                                   The accompanying notes are an integral
                   part of these unaudited condensed consolidated financial statements.



                              LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                   2001           2000
                                                                   ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                            $  (339,516)   $(1,770,994)
  Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
    Depreciation and amortization                                  242,448        127,095
    Common stock issued for services                               145,771         93,970
    Compensation from issuance of stock options                       --          602,910
    Changes in assets and liabilities:
     Accounts receivable                                           (11,400)        75,185
     Other receivables                                                --            6,444
     Prepaid expenses and other                                     73,006        (72,846)
     Inventories                                                  (433,105)       (38,452)
     Accounts payable and accrued expenses                         181,462         18,382
     Customer deposits                                              48,000           --
                                                               -----------    -----------

      Net Cash (Used) By Operating Activities                      (93,334)      (958,306)
                                                               -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                             (29,514)      (195,907)
  Note receivable                                                     --          (50,000)
  Employee advances                                                 (8,800)        48,844
  Investment in marketable securities                                 --         (200,000)
                                                               -----------    -----------

      Net Cash (Used) By Investing Activities                      (38,314)      (397,063)
                                                               -----------    -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                        100,000         75,000
   Purchase of treasury stock                                      (43,750)      (547,500)
                                                               -----------    -----------

      Net Cash Provided (Used) By Financing Activities              56,250       (472,500)
                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents        (8,444)       (26,805)
                                                               -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents         (83,842)    (1,854,674)

      Cash and Cash Equivalents at Beginning of Period             268,553      2,345,906
                                                               -----------    -----------

      Cash and Cash Equivalents at End of Period               $   184,711    $   491,232
                                                               ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                    $      --      $      --
   Income taxes                                                      7,967          9,682

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Unrealized gain on marketable securities                          5,882           --
   Repayment of note receivable and account receivable
     through return of shares of the Company's common stock           --           74,000



                          The accompanying notes are an integral
           part of these unaudited condensed consolidated financial statements.


                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31,
2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated
December 31, 2000 previously filed with the Securities and Exchange Commission.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2001 and 2000. For the three and nine months ended September
30, 2001, options and warrants to purchase 2,035,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and nine months ended September 30, 2000 options and warrants to purchase 2,825,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                           --------------------            --------------------
                                                           2001            2000            2001            2000
                                                           ----            ----            ----            ----

Net income (loss)                                      $   (235,505)   $   (267,969)   $   (339,516)   $ (1,770,994)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding:
  Weighted average common shares outstanding - Basic     18,227,410      17,932,816      18,128,013      18,097,711
  Dilutive securities                                          --              --              --              --
                                                       ------------    ------------    ------------    ------------

Weighted average common shares outstanding - Diluted     18,227,410      17,932,816      18,128,013      18,097,711
                                                       ============    ============    ============    ============

Net income (loss) per common share:
    Basic                                              $       (.01)   $       (.02)   $       (.02)   $       (.10)
    Diluted                                            $       (.01)   $       (.02)   $       (.02)   $       (.10)


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                  THE THREE MONTHS ENDED SEPTEMBER 30, 2001 VS.
                    THE THREE MONTHS ENDED SEPTEMBER 30, 2000



     Revenues for 2001 were $15,875 compared to $42,388 for 2000. Longport believes the majority of its future revenues will be from scanner sales or leases. Total expenses decreased to $252,166 in 2001 from $322,437 in 2000, primarily due to a reduction in general and administrative expenses of $70,681. Longport believes there will be additional costs associated with future studies of the scanner in helping to evaluate the market potential for the scanner in specific medical disciplines.

     Longport had a net loss of $235,505 in 2001, compared to a net loss of $267,969 for 2000.


                  THE NINE MONTHS ENDED SEPTEMBER 30, 2001 VS.
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues for 2001 were $191,171 compared to $259,785 for 2000 and expenses were $1,193,534 for 2001 compared to $2,075,681 for 2000. The decrease in revenues is a result of license fees and scanner enhancement revenue of $146,000 in 2000 which Longport no longer receives. Also, Longport had $145,107 of scanner sales and rentals in 2001 and none in 2000.

     Longport had a net loss of $339,516 in 2001 compared to a net loss of $1,770,994 in 2000. The significant decrease in loss in 2001 is due primarily to a one time expense of $602,910 to outside consultants as a result of the issuance of stock options. Longport also incurred additional costs associated with future studies of the scanner in 2000. In 2001 a lawsuit was settled giving Longport a settlement of $664,445 which is recorded as other income.

Liquidity and Capital Resources

     As of September 30, 2001, Longport has $184,711 in cash and cash equivalents and no long-term debt. Longport's working capital increased from $559,131 at December 31, 2000 to $791,383 at September 30, 2001. Longport is currently seeking additional cash in order to produce and market our scanners.

Strategy to Achieve Profitable Operations

     Management expects the revenues for the remainder of 2001 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June, 1999, Longport has spent significant time and effort on "peer acceptance" of the scanner. Initial data from clinical studies from Yale University indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of this study may lead to a new standard for the prevention, monitoring and treatment of pressure sores in both acute care and long term care facilities. Also, institutions may be able to reduce their liability through documentation of the exact time and location of pressure sore development. Longport continues to support research at major health centers. These studies include scanner applications in dermatology, burn management, muscle/skeletal disorders and women's health. It also continues to seek other top opinion leaders in specific specialties to further "roll out" its technology in various fields of medicine.

     Longport believes that one of the primary advantages to its scanner is that it has numerous uses (applications) in the field of medicine. It is the different medical "disciplines" or "specialties" that allows us to have one primary product, but have several different markets and multiple applications.

     The production and distribution of the scanner are the final challenges Longport is faced with as we move into the commercialization phase of the scanner. We presently have two manufacturers that can produce scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit. Longport does not expect to be profitable in 2001 as it ramps up its production and marketing for the Longport Digital Scanner. In June, 2001, we took delivery of our first ten commercial scanners of which five were sold on a wholesale basis by September 30, 2001.

     Consistent with the transition from development to commercialization, Longport has identified the need for new directors to guide it through this next phase.

Longport International LTD

     We formed Longport International, LTD, a wholly owned subsidiary, in 1999 to be the marketing arm of Longport for business generated outside North America. Longport International, LTD began building new scanners using our second manufacturer, SRA Developments LTD ("SRA"). We received delivery of the first scanner produced by SRA on August 22, 2000. Longport International, LTD, together with its manufacturer, SRA Development LTD, has successfully addressed the relevant Essential Requirements of the European Medical Devices Directorate (93/42/EEC) for its high-resolution ultrasound imaging technology. This, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on our ultrasound system, which is to be marketed under the name EPISCAN.

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


Date:  November 9, 2001                   Longport, Inc.


                                          /s/ Michael C. Boyd
                                          ------------------------------------
                                          Michael C. Boyd
                                          Chief Executive Officer and Director



                                          /s/ James R. McGonigle
                                          ------------------------------------
                                          James R. McGonigle
                                          Principal Accounting Officer