Form 10KSB40
period 2001-12-31
LONGPORT INC
filed 2002-03-28
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission File No. 33-75236

                                 LONGPORT, INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)


            Delaware                                         23-2715528
            --------                                         ----------
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                              Number)

740 South Chester Road
Suite A
Swarthmore, Pennsylvania                                       19081
----------------------------------------                     ----------
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

     As of December 31, 2001, 19,235,670 shares of the Registrant's $.001 par value Common Stock were outstanding. As of March 21, 2001, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $4,229,834 based upon a closing bid price of $.31 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenue for its most recent fiscal year was $252,050.

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

The Soft Tissue Ultrasound Scanner

     The Company has been assigned patents in the United States, Australia and South Africa, along with copyright protected software, for a soft tissue ultrasound scanner ("Scanner") developed at the United Medical and Dental Schools of Guy's and St. Thomas's Hospitals ("UMDS") located in London, England. The Scanner was approved for marketing by the FDA in June 1999. The Scanner, which weighs approximately 22 pounds and is similar in size to a lap top computer, produces a high resolution image of the skin and underlying tissue up to three centimeters below the skin. The Scanner has applications in wound detection and assessment-burn treatment, product testing, muscle and skeletal imaging, dermatology and women's health issues. For instance, in the case of wound detection and treatment, clinicians can check the status of a wound and the surrounding tissue without having to incise the patient or put a probing device in the fragile wound bed. When used with a coupling gel, the Scanner can penetrate certain types of wound dressings and produce an image, thus avoiding risks of infection and protecting the wound surface during the scanning process.

     Ultrasound has been used for medical images for many years and has proven to be a safe, effective imaging device. Using sound waves emitted at frequencies well above the normal human ear response, echoed signals are converted into graphic images and displayed on a monitor. Computer programs that support ultrasound imaging use algorithms to document dimensions of areas being scanned. These measurements provide a baseline that the clinician can use to compare to other scans. The Scanner shares those characteristics which are common to all ultrasound imaging equipment, but uses high frequency ultrasound at 20 MHz to provide high resolution images at depths of up to three centimeters. This compares to the 4 to 7 MHZ ultrasound frequency used to scan fetal images, and the up to 10 MHZ used by conventional ultrasound equipment. Traditional low-frequency ultrasound equipment, which costs $150,000 to $350,000, is generally unable to image thin structures like skin. The Company believes that the Scanner's ability to produce high- resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, is unique.

     The depth used by the Scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, wounds on the ankle require an image depth of only 2 to 4 millimeters, an area generally too small to resolve using conventional imaging technology, but ideally suited to the use of the Scanner. The Scanner provides a clinician with a clear picture, at 65 by 200 microns, of the entire wound area. Consequently, the clinician need not disturb the wound with invasive procedures that can cause additional damage. Since wounds begin to heal from the inside, underneath the skin surface, the ability to observe the entire wound, up to three centimeters deep, gives clinicians a much better understanding of the patient's tissue. The ability to observe minute changes just below the skin's surface during the early stages of treatment gives clinicians a picture of the wound's status and allows them to evaluate the treatment's success faster than current methods permit. The Scanner uses a proprietary software program to allow clinicians to objectively measure changes in the wound. The ability to track the healing process becomes critical during the early stages of a treatment program. The Company believes that with the Scanner, clinicians can identify the status of healing within days of starting treatment, instead of waiting up to a month for changes to appear on the wound surface. This helps clinicians quickly determine whether treatment changes are required, helping to decrease the healing time.

Manufacture

     The Company uses SRA Development LTD ("SRA"), a United Kingdom-based company, to manufacture the Scanner. The Company believes supply is adequate to meet its needs. Nevertheless, the Company's business and financial results will be negatively effected if it is unable to obtain prompt delivery times for any Scanners ordered. Moreover, there is a significant risk of quality control problems whenever a new product is being manufactured.

     To date, the Company has manufactured 100 Scanners, most of which have been placed in physician offices, hospital and clinics at no charge for research and study. The Company has sold Scanners. Most of the Company's revenue to date has been generated by earlier sales of license rights for the Scanners to other companies.

Marketing

     In 1999, the Company entered into exclusive licensing agreements with four companies to market the Scanner, for which it received up-front fees and lease payments. Subsequently, all four licensing agreements were terminated. The Company is now focusing its initial marketing efforts on developing strategic partnerships to market and distribute its technology as well as creating a plan for a small direct marketing campaign. No such relationships or agreements have as yet been entered into, although the Company expects to develop such relationships in 2002.

     The Company intends to offer the Scanners for sale, lease or rent. However, in order to lease or rent the Scanners, the Company will be required to obtain financing to cover its up-front manufacturing costs. No such financing has been obtained. The Company expects that the Scanners will first be sold to those interested in wound management, product testing and dermatology/cosmetic surgery applications. Wound management is an expanding and increasingly important area of concern for the medical profession. The cost of treating chronic wounds has been estimated at $5 billion to $7 billion annually. Healthcare providers in the US spent nearly $2 billion on wound management products in 1998, with sales internationally in excess of $6 billion. The combined segments are expected to grow to over $9 billion by the year 2002. Over $90 billion per year is spent on treating America's diabetic population. With more than 625,000 new cases per year, the Company believes there is value for a device that accelerates diagnosis of diabetic wounds. Having a view of the wound and surrounding tissue is expected to materially reduce the risks of amputations, thereby increasing survival rates.

     While the market for dermatological applications is not as large as the wound care market, the Company has recently observed interest in this application. With over 17,000 dermatologists in the United States alone, this market represents a large potential opportunity for the Scanner. In order to penetrate this market in a meaningful way, additional clinical studies are necessary. However, the current Scanner can now be used for treatments such as non-ablative lasers and dermabrasions.

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

     Low Frequency Ultrasound. Traditional ultrasound technology is used regularly for a number of clinical applications. Ultrasound is currently used in several medical imaging applications, including pulsed ultrasound, continuous wave "Doppler" ultrasound and real-time ultrasound. Each variation is particularly suited to certain applications. "Doppler" ultrasound is used to record changes in a fetal heart while pulsed ultrasound can be used to resolve images of the abdomen.

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

Longport International, Ltd.

     The Company formed Longport International, Ltd., a wholly-owned subsidiary, in 1999 to market Scanners outside North America. Longport International began manufacturing Scanners using SRA, one of two manufacturers selected by the Company. The Company received delivery of the first Scanner produced by SRA in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Scanner for sales outside North America.

Employees

     The Company employs three full-time employees, along with Mr. McGonigle who is the Company's Chairman and founder. Michael C. Boyd joined the Company in October 2001 as its Chief Executive Officer and President.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases approximately 3,000 square feet of office space at 740 South Chester Road, Suite A, Swarthmore, Pennsylvania on a 36-month lease expiring in November 2002 for $3,161 per month.

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

                                                      Price
                                                      -----
By Quarter Ended:                            High               Low
-----------------                            ----               ---

2000
----
March 31, 2000                               $3.38             $2.63
June 30, 2000                                $2.81             $1.44
September 30, 2000                           $2.00             $ .94
December 31, 2000                            $1.13             $ .38

2001
----
March 31, 2001                               $1.22             $ .41
June 30, 2001                                $ .80             $ .26
September 30, 2001                           $ .70             $ .20
December 31, 2001                            $ .88             $ .25


     As of March 15, 2002, the Company had approximately 1,200 record and beneficial stockholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues for 2001 were $252,050 compared to $280,556 for 2000. Revenues from license fees and territorial license fees decreased from $120,000 in 2000 to $0 in 2001. The Company does not expect to generate significant revenues in the future from license fees. Due to the termination of the Company's Scanner enhancement agreement in May 2000, revenues from Scanner enhancements decreased from $60,000 in 2000 to $0 in 2001. The Company believes the majority of its future revenues will be from Scanner sales or leases.

     Total expenses decreased from $2,797,881 in 2000 to $2,076,786 in 2001. The main component of the decrease is the reduction of costs associated with the issuance of stock options to outside consultants.

     The Company slightly increased its general and administrative expenses from $1,640,970 in 2000 to $1,683,681 in 2001.

     Research and Development expenses were $36,066 in 2001, compared to $216,156 in 2000. However, the Company expects research and development expenses to increase as it begins to use the Scanner in different medical applications. The Company also incurred expenses associated with two studies on the Scanner. The Company believes there will be additional costs associated with future studies of the Scanner in helping to evaluate the market potential for the Scanner in specific medical disciplines.

     The Company experienced a net loss of $1,160,829 in 2001, compared to net loss of $2,392,576 for 2000. The significant change is the result of the Company receiving $664,445 from a litigation settlement and the reduction of costs associated with the issuance of stock options.

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

     Total expenses increased to $2,797,881 in 2000 from $1,221,592 in 1999. The main component of the increase in expenses in 2000 is from an expense associated with the issuance of stock options to outside consultants of $940,755 that the Company believes are important to the long-term future growth of the Company. The Company valued the stock options using the Black- Scholes option-pricing model.

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

Liquidity and Capital Resources

     As of December 31, 2001, the Company had $153,527 in cash and cash equivalents and no long-term debt. The Company's working capital decreased from $559,131 at December 31, 2000 to $ 379,928 at December 31, 2001. The Company experienced a decrease in cash from operating activities of $181,206 due primarily to a net loss of $1,160,829. This was partially offset by non- cash expenses for depreciation of $344,784, stock issued for services of $257,371 and a provision for bad debts of $405,205. The Company expects that additional cash will need to be raised in order to produce and market the Scanners. The timing of raising additional financing will be directly related to when the Company begins to fully commercialize the Scanner.

     Cash flows from investing activities consumed $124,323, largely due to capital expenditures of $116,698. Cash flows from financing activities consumed $43,750, which was used to repurchase shares of the Company's common stock and which was offset by $250,000 received from sales of the Company's common stock.

Other Matters

     The Company expects that revenue for 2002 will be generated from the sale, lease or rental of the Scanner. After receiving FDA marketing clearance in June 1999, the Company has spent significant time and effort on the commercialization process for the Scanner. Studies have begun and data continues to be collected in order to gain "peer acceptance" for the Scanner. The Scanner has been approved for Medicare and private insurance reimbursement. The Company's licensor was assigned a U.S. Patent in June 2000 for the Scanner. The final areas of concern for commercialization are "peer acceptance" and production and distribution.

     The "peer acceptance", primarily from practicing physicians, hospitals and labs, can occur in many different ways and this is an ongoing process. The Company has initiated several United States-based studies in various disciplines, which it believes will lead to articles being published about the Scanner and its advantages. It is these so-called "white papers" which the medical community requires prior to purchasing new products. The Company believes that one of the primary advantages to its Scanner is that it has numerous applications in the field of medicine. It is the different medical "disciplines" or "specialties" that allow the Company to offer one product, but have several different markets and applications for the product.

     The Company presently has two manufacturers available to produce Scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                         LONGPORT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements                                                        Page
--------------------                                                        ----

  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheet as of December 31, 2001                         F-3

  Consolidated Statements of Operations for the years ended
   December 31, 2001 and 2000                                                F-5

  Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2001 and 2000                            F-6

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2001 and 2000                                                F-7

  Notes To Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Longport, Inc.


We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Longport, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,160,829 and $2,392,576 during the years ended December 31, 2001 and 2000, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                            /s/  Angell & Deering
                                            -----------------------------------
                                                 Angell & Deering
                                                 Certified Public Accountants

Denver, Colorado
January 24, 2002

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                                         $   153,527
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                   9,374
   Other                                                                  5,709
  Prepaid expenses and other                                             11,000
  Inventories                                                           542,212
  Marketable securities                                                  58,824
                                                                    -----------

         Total Current Assets                                           780,646
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                   1,044,195
  Production equipment                                                   41,005
  Computer equipment                                                     39,420
  Office furniture and equipment                                         28,541
                                                                    -----------
                                                                      1,153,161
  Less accumulated depreciation                                        (627,043)
                                                                    -----------

         Net Property and Equipment                                     526,118
                                                                    -----------

Other Assets:
  Deposits                                                                3,161
  Intangible assets, net of accumulated amortization of $21,255          66,697
                                                                    -----------

         Total Other Assets                                              69,858
                                                                    -----------

         Total Assets                                               $ 1,376,622
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $   292,146
  Accrued expenses                                                        8,572
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      400,718
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   19,235,670 shares issued and outstanding                              19,236
  Paid in capital                                                     8,755,908
  Accumulated deficit                                                (7,589,276)
  Accumulated other comprehensive loss                                 (178,089)
  Unearned compensation                                                 (31,875)
                                                                    -----------

         Total Stockholders' Equity                                     975,904
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 1,376,622
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                       2001            2000
                                                       ----            ----
Net Revenues:
  Scanner sales                                    $    179,925    $       --
  Scanner rentals                                        13,207          12,288
  Wound clinic management fees                           36,419          74,000
  License and marketing fees                               --           120,000
  Scanner enhancement revenue                              --            60,000
  Other                                                  22,499          14,268
                                                   ------------    ------------

     Total Revenues                                     252,050         280,556
                                                   ------------    ------------

Operating Expenses:
  Cost of sales                                          84,515            --
  General and administrative                          1,683,681       1,640,970
  Stock compensation expense                            272,524         940,755
  Research and development expense                       36,066         216,156
                                                   ------------    ------------

     Total Operating Expenses                         2,076,786       2,797,881
                                                   ------------    ------------

     Operating Income (Loss)                         (1,824,736)     (2,517,325)
                                                   ------------    ------------

Other Income (Expense):
  Interest and other income                               6,956          58,111
  Litigation settlements                                664,445          76,320
                                                   ------------    ------------

     Total Other Income (Expense)                       671,401         134,431
                                                   ------------    ------------

Income (Loss) Before Provision for Income Taxes      (1,153,335)     (2,382,894)

Provision for income taxes                                7,494           9,682
                                                   ------------    ------------

 Net Income (Loss)                                 $ (1,160,829)   $ (2,392,576)
                                                   ============    ============

Net Income (Loss) Per Basic and Diluted Share of
 Common Stock                                      $       (.06)   $       (.13)

Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                           18,422,299      18,060,652


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                                           LONGPORT, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                 Common Stock                         Current Years
                                                                 ------------             Paid In     Comprehensive
                                                            Shares          Amount        Capital     Income (Loss)
                                                          -----------    -----------    -----------    -----------
Balance at December 31, 1999                               18,234,449    $    18,234    $ 7,850,131           --

Issuance of common stock                                       20,000             20         19,980           --

Issuance of common stock upon exercise of stock options       100,000            100         74,900           --

Repurchase common stock                                      (400,000)          (400)      (547,100)          --

Return of common stock for payment of note receivable
 and accounts receivable                                      (65,250)           (65)       (93,935)          --

Issuance of common stock for services                         144,516            145        173,165           --

Compensation from issuance of stock options                      --             --          767,445           --

Other comprehensive income (loss), net of tax:
  Unrealized (loss) on marketable securities                     --             --             --      $  (111,764)
  Translation adjustment                                         --             --             --          (20,534)

Net loss                                                         --             --             --       (2,392,576)
                                                                                                       -----------
    Total Comprehensive Income (Loss)                            --             --             --      $(2,524,874)
                                                          -----------    -----------    -----------    ===========
Balance at December 31, 2000                               18,033,715         18,034      8,244,586           --

Issuance of common stock                                      625,000            625        249,375           --

Repurchase of common stock                                   (175,000)          (175)       (43,575)          --

Issuance of common stock for services                         626,955            627        256,744           --

Issuance of common stock in connection with
 employment agreements                                        125,000            125         33,625           --

Amortization of unearned compensation                            --             --             --             --

Compensation from issuance of stock options                      --             --           15,153           --

Other comprehensive income (loss), net of tax:
   Unrealized (loss) on marketable securities                    --             --             --      $   (29,412)
   Translation adjustment                                        --             --             --          (15,747)

Net loss                                                         --             --             --       (1,160,829)
                                                                                                       -----------
    Total Comprehensive Income (Loss)                            --             --             --      $(1,205,988)
                                                          -----------    -----------    -----------    ===========
Balance at December 31, 2001                               19,235,670    $    19,236    $ 8,755,908
                                                          ===========    ===========    ===========


                                       The accompanying notes are an integral
                                  part of these consolidated financial statements.

                                                        F-6



                                   LONGPORT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                        Accumulated
                                                                                           Other
                                                          Accumulated     Unearned     Comprehensive
                                                            Deficit     Compensation   Income (Loss)
                                                          -----------    -----------    -----------
Balance at December 31, 1999                              $(4,035,871)   $      --      $      (632)

Issuance of common stock                                         --             --             --

Issuance of common stock upon exercise of stock options          --             --             --

Repurchase common stock                                          --             --             --

Return of common stock for payment of note receivable
 and accounts receivable                                         --             --             --

Issuance of common stock for services                            --             --             --

Compensation from issuance of stock options                      --             --             --

Other comprehensive income (loss), net of tax:
  Unrealized (loss) on marketable securities                     --             --         (111,764)
  Translation adjustment                                         --             --          (20,534)

Net loss                                                   (2,392,576)          --             --

    Total Comprehensive Income (Loss)                            --             --             --
                                                          -----------    -----------    -----------
Balance at December 31, 2000                               (6,428,447)          --         (132,930)

Issuance of common stock                                         --             --             --

Repurchase of common stock                                       --             --             --

Issuance of common stock for services                            --             --             --

Issuance of common stock in connection with
 employment agreements                                           --          (33,750)          --

Amortization of unearned compensation                            --            1,875           --

Compensation from issuance of stock options                      --             --             --

Other comprehensive income (loss), net of tax:
   Unrealized (loss) on marketable securities                    --             --          (29,412)
   Translation adjustment                                        --             --          (15,747)

Net loss                                                   (1,160,829)          --             --

    Total Comprehensive Income (Loss)                            --             --             --
                                                          -----------    -----------    -----------
Balance at December 31, 2001                              $(7,589,276)   $   (31,875)   $  (178,089)
                                                          ===========    ===========    ===========


                               The accompanying notes are an integral
                          part of these consolidated financial statements.

                                             F-6(Con't)



                                   LONGPORT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                             2001           2000
                                                                             ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                                      $(1,160,829)   $(2,392,576)
  Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
    Depreciation and amortization                                            344,784        221,552
    Provision for bad debts                                                  405,205           --
    Common stock issued for services                                         257,371        173,310
    Compensation from issuance of stock options                               15,153        767,445
    Changes in assets and liabilities:
     Accounts receivable                                                       3,210        318,940
     Other receivables                                                        (5,709)         6,444
     Prepaid expenses and other                                                2,378        137,194
     Inventories                                                            (245,818)      (216,880)
     Accounts payable and accrued expenses                                   203,049         46,633
                                                                         -----------    -----------

      Net Cash (Used) By Operating Activities                               (181,206)      (937,938)
                                                                         -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                      (116,698)      (462,025)
  Note receivable                                                               --          (50,000)
  Investment in marketable securities                                           --         (200,000)
  Employee advances                                                           (8,800)        45,644
  Deposits                                                                     1,175           --
                                                                         -----------    -----------

      Net Cash (Used) By Investing Activities                               (124,323)      (666,381)
                                                                         -----------    -----------

Cash Flows From Financing Activities:
   Issuance of common stock                                                  250,000         95,000
   Repurchase common stock                                                   (43,750)      (547,500)
                                                                         -----------    -----------

      Net Cash Provided (Used) By Financing Activities                       206,250       (452,500)
                                                                         -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                 (15,747)       (20,534)
                                                                         -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents                  (115,026)    (2,077,353)

      Cash and Cash Equivalents at Beginning of Year                         268,553      2,345,906
                                                                         -----------    -----------

      Cash and Cash Equivalents at End of Year                           $   153,527    $   268,553
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                              $      --      $      --
   Income taxes                                                                7,494          9,682

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Repayment of note receivable and accounts receivable
   through return of the Company's common stock                          $      --      $    94,000
  Unrealized loss on marketable securities                                    29,412        111,764
  Common stock issued for future services                                     33,750           --


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

             The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan consists of the following:

             1. In 2000 and 2001, the Company restructured its operations to reduce its fixed operating expenses.
             2.  Sale of certain assets of the Company.
             3. Obtaining additional equity capital through the sale of common stock.
             4. Potential exercise of outstanding common stock purchase warrants and options.

             If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assts, or undertake other actions as may be appropriate.

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

          Inventories
          -----------
             Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method. Inventories consist of the following at December 31, 2001:

             Raw materials                 $  45,738
             Finished goods                  496,474
                                           ---------

             Total                         $ 542,212
                                           =========

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Marketable Securities
          ---------------------
             Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

             Management determines the appropriate classification of its investments in marketable securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

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

             Depreciation of property and equipment charged to operations is $334,644 and $208,590 for the years ended December 31, 2001 and 2000, respectively.

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

          Unearned Compensation
          ---------------------
             The Company issued shares of restricted common stock to certain officers of the Company in connection with their employment agreements. The common stock was issued as compensation for future services to be performed over the three year term of the employment agreements. The fair value of the shares issued has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense over the life of the employment agreement.

          Revenue Recognition
          -------------------
             The Company recognizes revenue from product sales upon shipment to the customer, net of an allowance for sales returns. Revenue from medical services are recognized as the Company performs the services.

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Advertising
          -----------
             The Company advertises primarily through print media and on the Internet. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $58,603 and $8,696 for the years ended December 31, 2001 and 2000, respectively.

          Stock-Based Compensation
          ------------------------
             The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 5 for proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

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

          Net Income (Loss) Per Basic and Diluted Share of Common Stock
          -------------------------------------------------------------
             Basic earnings per share is calculated by dividing net income
             (loss) for the year by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2001 and 2000 is presented in Note 4.

          Estimates
          ---------
             The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Recently Issued Accounting Standards
          ------------------------------------
             In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt SFAS No. 142 on January 1, 2002 and does not expect any impairment of goodwill or other intangible assets upon adoption. Amortization of intangible assets with an indefinite life was approximately $8,795 for the years ended December 31, 2001 and 2000.

             In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company will adopt SFAS No. 143 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

             In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company will adopt SFAS No. 144 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

2.       Marketable Securities
         ---------------------
             Marketable securities are carried on the balance sheet at their market value.

                                                         Unrealized       Market
                                                 Cost    Gain (Loss)      Value
                                                 ----    ----------       -----
             As of December 31, 2001:
              Available-for-sale securities:
               Equity securities               $200,000   $(141,176)     $58,824
                                               --------   ---------      -------

               Total                           $200,000   $(141,176)     $58,824
                                               ========   =========      =======

3.       Income Taxes
         ------------
             The components of the provision for income taxes are as follows:

                                                      2001                2000
                                                      ----                ----
             Current:
              Federal                               $  --               $  --
              State                                   7,494               9,682
                                                     ------              ------
                Total                                 7,494               9,682
                                                     ------              ------

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Income Taxes (Continued)
         -----------------------
                                                             2001          2000
                                                             ----          ----
             Deferred:
               Federal                                        --            --
               State                                          --            --
                                                            ------        ------
                  Total                                       --            --
                                                            ------        ------

             Total Provision For Income Taxes               $7,494        $9,682
                                                            ======        ======

             The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                             2001          2000
                                                             ----          ----
             Federal statutory rate                          (34)%         (34)%
             State income taxes, net of federal benefits      (6)           (6)
             Valuation allowance                              40            40
                                                             ----          ----

             Total                                            -- %          -- %
                                                             ====          ====



             The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                             2001        2000
                                                             ----        ----
             Income taxes at the federal statutory rate   $(392,140)  $(810,184)
             State income taxes, net of federal benefits    (69,200)   (142,974)
             Nondeductible expenses                          70,356      99,551
             Valuation allowance                            398,478     863,289
                                                          ---------   ---------

             Total                                        $   7,494   $   9,682
                                                          =========   =========

             Significant components of deferred income taxes as of December 31, 2001 are as follows:

             Net operating loss carryover                           $ 2,987,000
             Reserve for bad debts                                        2,000
             Other                                                        1,000
                                                                    -----------

             Total Deferred Tax Asset                                 2,990,000
                                                                    -----------

             Depreciation                                                (4,000)
             Stock option compensation                                 (140,000)
                                                                    -----------

             Total Deferred Tax Liability                              (144,000)
                                                                    -----------

             Less valuation allowance                                (2,846,000)
                                                                    -----------

             Net Deferred Tax Asset                                 $      --
                                                                    ===========



                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Income Taxes (Continued)
         ------------------------
             The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of
             carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $2,846,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not
             realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $432,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

             At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $7,200,000 and $5,300,000, respectively. Such carryforwards expire in the years
             2008 through 2021 and 2005 through 2011 for federal and state purposes, respectively.

4.       Net Income (Loss) Per Share of Common Stock
         -------------------------------------------
             The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2001 and 2000. For the years ended
             December 2001 and 2000 options and warrants to purchase 4,660,714 and 3,175,714 common shares, respectively, were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.

                                                                  2001            2000
                                                                  ----            ----
             Net income (loss)                                $(1,160,829)    $(2,392,576)
                                                              ===========     ===========

             Weighted-average common shares outstanding:
               Weighted average common shares outstanding -
                   Basic                                       18,422,299      18,060,652

               Dilutive securities                                   --              --
                                                              -----------     -----------

               Weighted-average common shares outstanding -
                   Diluted                                     18,422,299      18,060,652
                                                              ===========     ===========

             Net income (loss) per basic and diluted share of
              common stock                                    $     ( .06)    $      (.13)

5.       Stock Options and Warrants
         --------------------------
          Stock Option Plan
          -----------------
             The Company adopted a stock option plan (the "Plan"), effective as of November 15, 1999 which provides for the grant of non-qualified stock options. A total of 3,000,000 shares of common stock have been reserved for issuance under the Plan.

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

                              LONGPORT, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Stock Options and Warrants (Continued)
         --------------------------------------
          Stock Option Plan (Continued)
          -----------------------------
             No stock options are transferable by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option is only exercisable by the optionee. The exercise date of an option granted under the Plan must not be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company will become available once again for issuance.

             The following table contains information on the stock options under the Company's Plan for the years ended December 31, 2001 and 2000.
             The outstanding options expire in September 2002.

                                                         Number of        Weighted Average
                                                           Shares          Exercise Price
                                                           ------          --------------
             Options outstanding at December 31, 1999      500,000              $3.00
               Granted                                     800,000               1.50
               Exercised                                        --                 --
               Cancelled                                  (700,000)              3.00
                                                          --------              -----

             Options outstanding at December 31, 2000      600,000               1.00
               Granted                                          --                 --
               Exercised                                        --                 --
               Cancelled                                  (400,000)              1.00
                                                          --------              -----

             Options outstanding at December 31, 2001      200,000              $1.00
                                                          ========              =====

          Other Stock Options
          -------------------
             The Company has granted stock options to employees, consultants and other individuals. The outstanding options expire from December
             2002 through October 2004. The following table contains information on all of the Company's Non Plan stock options for the years ended
             December 31, 2001 and 2000.

                                                         Number of        Weighted Average
                                                           Shares          Exercise Price
                                                           ------          --------------
             Options outstanding at December 31, 1999      500,000              $1.50
               Granted                                   2,430,000               1.86
               Exercised                                  (100,000)               .75
               Cancelled                                (1,440,000)              2.64
                                                        ----------              -----

             Options outstanding at December 31, 2000    1,390,000               1.38
               Granted                                   2,650,000                .36
               Exercised                                        --                 --
               Cancelled                                (1,390,000)              1.38
                                                        ----------              -----

             Options outstanding at December 31, 2001    2,650,000              $ .36
                                                        ==========              =====


                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Stock Options and Warrants (Continued)
         --------------------------------------
          Other Stock Options (Continued)
          -------------------------------
             On September 29, 2000, the Board of Directors approved a repricing of all employee stock options granted under the Plan. All of the options under the Plan had an exercise price of $3.00 and the exercise price was reduced to $1.00. In addition, the term of the options were reduced from ten years to two years. The Company also reduced the exercise price of all of its Non Plan options to $1.00.
             The Non Plan options were previously exercisable at $4.00 to $8.00 with three to five year terms and the option terms were all reduced to one year at the time of repricing the options.

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

          Warrants
          --------
             In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $1.00 at anytime until June 30, 2003. All 1,185,714 warrants are outstanding as of December 31, 2001.

             In August and November 2001 the Company sold 625,000 Units of the
             Company's securities. Each unit consists of one share of the Company's common stock and one common stock purchase warrant for $.40 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $.40 for one year from the date of the Units. All 625,000 warrants are outstanding as of December 31, 2001.

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

                                                                 2001             2000
                                                                 ----             ----
             Net income (loss):
               As reported                                   $(1,160,829)       $(2,392,576)
               Pro forma                                     $(1,706,113)       $(5,873,311)

             Net income (loss) per share of common stock:
               As reported                                   $      (.06)       $      (.13)
               Pro forma                                     $      (.09)       $      (.33)

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Stock Options and Warrants (Continued)
         --------------------------------------
          Pro Forma Disclosures (Continued)
          ---------------------------------
             These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended
             December 31, 2001 and 2000.

                                                           2001          2000
                                                           ----          ----
             Risk-free interest rate                        3.02%         6.12%
             Expected life                             2.49 years     2.26 years
             Expected volatility                          156.81%       148.91%
             Expected dividend yield                           0%            0%

             The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

             The weighted average fair value price of options granted in 2001 and 2000 was $.23 and $1.28, respectively.

             The following table summarizes information about the Company's stock based compensation plans at December 31, 2001:

             Options Outstanding and Exercisable by Price Range as of December
             31, 2001:

                                    Options Outstanding                                    Options Exercisable
                           --------------------------------------------                  -----------------------
                                                    Weighted
                                                    Average          Weighted                             Weighted
                Range of                           Remaining          Average                              Average
                Exercise           Number         Contractual        Exercise            Number           Exercise
                 Prices          Outstanding     Life In Years         Price           Exercisable          Price
                 ------          -----------     -------------         -----           -----------          -----
               $.25-$1.00         2,850,000          1.92              $.40             2,350,000           $.39
               ----------         =========          ----              ====             =========           ====

         Compensation Expense
         --------------------
             The Company recorded compensation expense of $15,153 and $673,019 for the years ended December 31, 2001 and 2000, respectively for the value of options granted to consultants of the Company. In addition, the Company recorded compensation expense of $94,426 for the year ended December 31, 2000 from the repricing of stock options and warrants. The valuation of the options granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

             The Company also recorded compensation expense of $257,371 and $173,310 for the years ended December 31, 2001 and 2000, respectively for the value of common stock issued to consultants for services provided to the Company.

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Accumulated Other Comprehensive Income
         --------------------------------------
             The Company has adopted SFAS No. 130, "Reporting Comprehensive
             Income". This statement requires that all components of
             comprehensive income be reported in the financial statements in the period in which they are recognized. The components of
             comprehensive income for the Company include net income, unrealized gain (loss) on marketable securities and foreign currency
             translation adjustments. Components of other comprehensive income consist of the following:

                                                                Unrealized                            Accumulated
                                                                Gain (loss)         Foreign              Other
                                                               on Marketable       Currency          Comprehensive
                                                                Securities        Translation        Income (Loss)
                                                                ----------        -----------        -------------
             Balance at December 31, 1999                        $    --           $    (632)          $    (632)
             2000 change                                          (111,764)          (20,534)           (132,298)
                                                                 ---------         ---------           ---------

             Balance at December 31, 2000                         (111,764)          (21,166)           (132,930)
             2001 change                                           (29,412)          (15,747)            (45,159)
                                                                 ---------         ---------           ---------

             Balance at December 31, 2001                        $(141,176)        $ (36,913)          $(178,089)
                                                                 =========         =========           =========

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

8.       Commitments and Contingencies
         -----------------------------
          Leases
          ------
             The Company leases office equipment and office facilities under long-term leasing arrangements. The Company's office facilities lease contains a two-year renewal option. The following is a schedule of future minimum lease payments at December 31, 2001 under the Company's operating leases which have an initial or remaining noncancellable lease term in excess of one year:

              Year Ending                                              Operating
              December 31,                                              Leases
              ------------                                              -------
                 2002                                                   $37,418
                 2003                                                     2,647
                 2004                                                       441
                                                                        -------

                      Total Future Minimum Lease Payments               $40,506
                                                                        =======

             Rental expense charged to operations was $63,543 and $72,903 for the years ended December 31, 2001 and 2000, respectively.

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Commitments and Contingencies (Continued)
         -----------------------------------------
          Medicare Hearings
          -----------------
             In September 1997, the Company was notified of a Medicare Hearing Officer's decision that the Company is liable for repayment of Medicare Benefit Overpayments of $269,120. The Overpayments are from calendar years 1994 and 1995. The Company appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of the Company on certain cases and ruled against the Company on other cases. The Company continues to be in the Appeals process. The Company is unable to predict the outcome of the Appeal.

             As of December 31, 2001, the Company has an accrued liability of $100,000 as a result of the above proceedings. The $100,000 accrual is the Company's best estimate of the potential liability based on all of the facts and circumstances currently known.

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

             The Company provides credit, in the normal course of business, to hospitals, distributors, and others in the health care industry. The Company's customers are located primarily in the eastern United States. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses. The Company's revenue is generated primarily from a single product, the Scanner, which subjects the Company to significant financial exposure. If future sales do not occur the Company's operations could be materially adversely affected.

             Revenues from outside the United States were approximately $39,132 and $12,288 for the years ended December 31, 2001 and 2000, respectively which were entirely in the United Kingdom. Total assets were $578,468 in foreign countries at December 31, 2001 which were all located in the United Kingdom.

             Revenues from major customers, as a percentage of total revenue, for the years ended December 31, 2001 and 2000 were as follows:

                                                       2001            2000
                                                       ----            ----
              Customer A                                 * %           11.7%
              Customer B                               19.6%           13.0%
              Customer C                                 * %           22.4%
              Customer D                                 * %           17.9%
              Customer E                                 * %           17.9%
              Customer F                               39.7%             * %
              Customer G                               19.0%             * %
              Customer H                               15.5%             * %

              * Less than 10%

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Fair Value of Financial Instruments
         -----------------------------------
              Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2001:

                                                  Carrying          Estimated
                                                   Amount           Fair Value
                                                   ------           ----------
            Financial Assets:
             Cash and cash equivalents            $153,527           $153,527
             Marketable securities                  58,824             58,824

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                     Officer/
         Name               Age             Office                Director Since
         ----               ---             ------                --------------

James R. McGonigle          57     Chairman of the Board of             1993
                                   Directors and Chief Accounting
                                   Officer

Michael C. Boyd             60     Chief Executive Officer,             2001
                                   President and Director

Paul R. Quintavalle, DPM    51     Director                             2001

Brian W. Clymer             54     Director                             2001

Paul D. Wilson              44     Director                             2001


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

Background

     The following is a summary of the business experience of each officer and director of the Company:

     James R. McGonigle founded the Company and has served as its Chairman and Chief Executive Officer since its inception in January 1993. In 1987 Mr. McGonigle founded Ventnor Corp., one of the charter public companies listed on the American Stock Exchange's Emerging Company Marketplace. Mr. McGonigle also founded MarGate Ventures, Inc., which is currently listed on the Nasdaq SmallCap Market. He earned his Bachelor of Science in Economics from Widener University and his Master of Business Administration (MBA) from Drexel University.

     Michael C. Boyd acted as a business consultant from January 1998 until he joined the Company in October 2001. From April 1996 to January 1998, he was founder, President and a director of TeleSpectrum Worldwide, Inc., a rollup of six direct marketing companies that reached annual revenue of approximately $200 million. From 1986 to 1995, he was co-founder, President and a director of QVC Network, Inc., a cable television retailer with over 6,000 employees whose sales rose during his employment to over $1.3 billion annually. Mr. Boyd has significant experience in the direct response industry, having held senior positions at Franklin Mint and Lillian Vernon Corporation. He is a member of the governing boards of Penn Mutual Insurance Company, the Greentree Perpetual Assurance Company, Altura International, TCIM Services and Smoke Stoppers, Inc. Mr. Boyd earned a Bachelor of Arts degree from the University of Delaware.

     Paul R. Quintavalle, DPM, has been engaged in the private practice of podiatric medicine for more than five years and is the Director of the West Jersey Podiatric Surgical Residency Program. He earned a DPM degree in podiatric medicine from the Pennsylvania College of Podiatric Medicine. He is a former member of the surgical faculty and board of the Temple School of Podiatric Medicine. Dr. Quintavalle is a past President of the American Board of Podiatric Surgery.

     Brian W. Clymer has been Vice President of External Affairs for Prudential Insurance Company of America since July 1997. From January 1994 until June 1997, he was the New Jersey State Treasurer, appointed by Governor Whitman and confirmed by the New Jersey Senate. Prior to his appointment as the State Treasurer, he was President and Chief Executive Officer of Railway System Design, Inc. and Vice President of Gannett Fleming, Inc., an engineering firm. He also served under President George H.W. Bush as Administrator of the Federal Transit Administration of the United States Department of Transportation. Mr. Clymer has served on numerous boards, including the New Jersey Sports and Exposition Authority, the Casino Reinvestment Development Authority, the New Jersey Performing Arts Center, the American Public Transit Association, Motor Coach Industries International and the Southeastern Pennsylvania Transportation Authority. He currently serves on the New Jersey Alliance for Action Board and the Prosperity New Jersey Board of Trustees. Mr. Clymer earned a Bachelor of Science degree in Business and Economics from Lehigh University and is a Certified Public Accountant.

     Paul D. Wilson has been a principal of Quality Medical Instruments, Ltd., a UK-based medical consulting firm he co-founded, since 1995. Since 1999, he has also been Managing Director of Longport International, the Company's UK-based technology marketing subsidiary. He was employed by Fulmer Research, a UK-based technology and engineering company, from 1976 to 1992 as a Division Manager. He has also been involved in the application and development of high resolution ultrasound for over 20 years. Mr. Wilson earned a degree in Applied Physics from Thomas Valley University in the UK.

Executive Compensation

     The following table discloses all compensation paid to the Company's Chief Executive Officer for the years ended December 31, 2000 and 2001 No executive officer's annual compensation exceeded $100,000 in either year.


                                         Summary Compensation Table


(a)           (b)     (c)         (d)         (e)               (f)          (g)       (h)          (i)
Name &                                      Other             Restricted
Principal                                   Annual            Stock        Options/   LTIP         All Other
Position      Year   Salary($)   Bonus($)   Compensation($)   Awards($)    SARS(#)    Payouts($)   Compensation($)
--------      ----   ---------   --------   ---------------   ---------    -------    ----------   ---------------

James R.      2000   -0-(1)       -0-         -0-               -0-          -0-        -0-           -0-
McGonigle     2001   -0-(1)       -0-         -0-               -0-          -0-        -0-           -0-
Chief Exec.
Officer

(1)  The Company pays Colpat, Inc., a consulting firm wholly owned by Mr.
     McGonigle, $4,000 per month for Mr. McGonigle's services.


     In October 2001, the Company entered into a three-year employment agreement with Michael C. Boyd to act as the Company's Chief Executive Officer and President. Under the employment agreement, Mr. Boyd does not receive a cash salary but received 100,000 shares of the Company's common stock and options to purchase up to 1,000,000 additional shares exercisable at $.25 per share until October 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock on the record date by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and (iii) all directors and officers of the Company as a group. All shares are owned beneficially and of record and the shareholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. The addresses of all shareholders listed in the table are in care of the Company. The table includes common stock purchase warrants and stock options exercisable by the holder within 60 days from the date hereof.

                                        Number of
Name                                   Shares Owned         Percent of Class
----                                   ------------         ----------------
James R. McGonigle (1)                  1,740,893                 9.0%
Michael C. Boyd (2)                     1,100,000                 5.4%
Paul R. Quintavalle (3)                   300,000                 1.5%
Brian W. Clymer (4)                       200,000                 1.0%
Paul D. Wilson (5)                        300,000                 1.5%
Michie Proctor and                      2,669,174                13.8%
  Joyce Proctor (6)
The First Baptist Church                1,280,977                 6.7%
of Southwest Broward
All officers and directors
as a group (five persons)               3,640,893                15.8%


(1) Includes 767,000 shares held by James R. McGonigle, 497,143 shares held by Wound Healing Systems, Inc., a corporation controlled by Mr. McGonigle, 376,750 shares held by Colpat, Inc. a corporation owned by Mr. McGonigle and 100,000 common stock purchase warrants also held by Colpat, Inc.

(2)  Includes 1,000,000 common stock options.

(3)  Includes 300,000 common stock options.

(4)  Includes 200,000 common stock options.

(5)  Includes 300,000 common stock options.

(6) Includes 2,118,258 shares held by Michie Proctor, 450,916 shares held by Michie Proctor and Joyce Proctor and 100,000 common stock purchase warrants held by Michie and Joyce Proctor.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Since 1996, the Company has had a consulting agreement with Colpat, Inc., a company owned and controlled by James R. McGonigle, the Company's Chairman, pursuant to which Colpat provides Mr. McGonigle's services to the Company for an agreed upon monthly fee. The current consulting fee is $4,000 per month.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits.

          Exhibit No.                Title
          -----------                -----

            3.1         Certificate of Incorporation of Registrant(1)
            3.2         Bylaws of Registrant(1)
            4.1         Form of Common Stock Purchase Warrant(1)
            10.25       Research and Licensing Agreement (UMDS)(1)
            10.30       Services Agreement (West Jersey Health System)(2)
            10.32       Agreement with R. D. Bowers Associates (1)
            10.33       Agreement with Professional Home Care Services (1)
            10.34       Agreement with Austin Medical, Inc. (1)
            10.35       Letter of Understanding with GWR Medical, LLP (1)
            10.36       Technology Transfer Agreement (VMOS) (1)
            10.37       Technology Transfer Agreement (SWS) (1)
            10.37       Newtown Square Office Lease(3)
            10.38       Agreement with HealthLink International, Inc.
            21.1        Subsidiaries of Registrant(1)
            99.1 Deed Regarding 791 South Chester Road, Swarthmore, Pennsylvania(1)
            99.2        Deed of Correction(1)


     (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33- 75236 and Post Effective Amendment No. 1 thereto.

     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on March 27, 2002.

                                           LONGPORT, INC.


                                           By: /s/ James R. McGonigle
                                           -------------------------------------
                                           James R. McGonigle, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, this Registration Statement has been signed by the following persons on the dates indicated.

        Signature                       Title                          Date
        ---------                       -----                          ----

 /s/ James R. McGonigle      Chairman of the Board of Directors,  March 27, 2002
-----------------------      Chief Financial Officer
James R. McGonigle           (Principal Accounting Officer)


 /s/ Michael C. Boyd         Chief Executive Officer, President   March 27, 2002
-----------------------      and Director
Michael C. Boyd

 /s/ Paul Quintavalle        Director                             March 27, 2002
-----------------------
Paul Quintavalle

 /s/ Brian W. Clymer         Director                             March 27, 2002
-----------------------
Brian W. Clymer

 /s/ Paul D. Wilson          Director                             March 27, 2002
-----------------------
Paul D. Wilson