Form 10QSB
period 2002-03-31
LONGPORT INC
filed 2002-05-08
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarter ended March 31, 2002

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

                             740 South Chester Road
                                     Suite A
                         Swarthmore, Pennsylvania 19081
                     --------------------------------------
                    (Address of principal executive offices)

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

     There were 19,580,670 shares of the Registrants common stock, $.001 par value outstanding on March 31, 2002.

                                 LONGPORT, INC.
                                   FORM 10-QSB





                                      INDEX
                                                                           Page
                                                                           ----
Part I   Financial Information

              Item 1. Financial Statements

              Condensed Consolidated Balance Sheet
              as of March 31, 2002.................................         1-2

              Condensed Consolidated Statements of
              Operations for the three months ended
              March 31, 2002 and 2001..............................           3

              Condensed Consolidated Statements of Changes
              in Stockholders' Equity for three months ended
              March 31, 2002 and 2001..............................           4

              Condensed Consolidated Statements of
              Cash Flows for the three months ended
              March 31, 2002 and 2001..............................           5

              Notes to Condensed Consolidated Financial
              Statements...........................................         6-7

              Item 2.  Management's Discussion and
              Analysis of Financial Condition and Results
              of Operations........................................        8-10


Part II  Other Information and Signatures..........................       11-12

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $    41,267
  Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $3,600                                                  49,888
  Inventories                                                           503,929
  Marketable securities                                                  82,353
                                                                    -----------

         Total Current Assets                                           677,437
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                   1,088,235
  Production equipment                                                   40,290
  Computer equipment                                                     39,240
  Office furniture and equipment                                         28,472
                                                                    -----------
                                                                      1,196,237
  Less accumulated depreciation                                        (712,215)
                                                                    -----------

         Net Property and Equipment                                     484,022
                                                                    -----------

Other Assets:
  Deposits                                                                3,161
  Intangible assets                                                      66,697
                                                                    -----------

         Total Other Assets                                              69,858
                                                                    -----------

         Total Assets                                               $ 1,231,317
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $   275,744
  Accounts payable - related entities                                     4,992
  Accrued expenses                                                       10,252
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      390,988
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   19,580,670 shares issued and outstanding                              19,581
  Paid in capital                                                     8,839,663
  Accumulated deficit                                                (7,829,557)
  Accumulated other comprehensive loss                                 (160,296)
  Unearned compensation                                                 (29,062)
                                                                    -----------

         Total Stockholders' Equity                                     840,329
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 1,231,317
                                                                    ===========






                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                       2002            2001
                                                       ----            ----
Net Revenues:
  Scanner sales                                    $     84,000    $     32,338
  Scanner rentals                                         3,600           3,000
  Wound clinic management fees                            9,000           9,419
  Other                                                   4,814           4,460
                                                   ------------    ------------

     Total Revenues                                     101,414          49,217
                                                   ------------    ------------

Operating Expenses:
  Cost of sales                                          36,969          12,410
  General and administrative                            302,636         497,566
                                                   ------------    ------------

     Total Operating Expenses                           339,605         509,976
                                                   ------------    ------------

     Operating Income (Loss)                           (238,191)       (460,759)
                                                   ------------    ------------

Other Income (Expense):
  Interest income                                           436           3,016
  Litigation settlement                                    --           664,445
                                                   ------------    ------------

     Total Other Income (Expense)                           436         667,461
                                                   ------------    ------------

Income (Loss) Before Provision for Income Taxes        (237,755)        206,702

Provision for income taxes                                2,526           7,494
                                                   ------------    ------------

     Net Income (Loss)                             $   (240,281)   $    199,208
                                                   ============    ============

Net Income (Loss) Per Basic and Diluted Share of
 Common Stock                                      $       (.01)   $        .01

Weighted Average Number of  Basic and Diluted
 Common Shares Outstanding                           19,347,781      18,071,667




                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                                          LONGPORT, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                 Common Stock                          Current Years
                                                          --------------------------      Paid In      Comprehensive
                                                            Shares         Amount         Capital      Income (Loss)
                                                          -----------    -----------    -----------    ------------
Three Months Ended March 31, 2002:
Balance at December 31, 2001                               19,235,670    $    19,236    $ 8,755,908
Issuance of common stock upon exercise of stock options       100,000            100         24,900
Issuance of common stock for services                          20,000             20          5,080
Issuance of common stock for purchase of equipment            225,000            225         53,775
Amortization of unearned compensation                            --             --             --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --             --      $    23,529
  Translation adjustment                                         --             --             --           (5,736)
Net loss                                                         --             --             --         (240,281)
                                                                                                       -----------
    Total Comprehensive Income (Loss)                            --             --             --      $  (222,488)
                                                          -----------    -----------    -----------    ===========

Balance at March 31, 2002                                  19,580,670    $    19,581    $ 8,839,663
                                                          ===========    ===========    ===========

Three Months Ended March 31,2001:
Balance at December 31, 2000                               18,033,715    $    18,034    $ 8,244,586
Issuance of common stock for services                         161,956            162         89,709
Repurchase of common stock                                   (175,000)          (175)       (43,575)
Other Comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --             --      $   147,059
  Translation adjustment                                         --             --             --          (21,642)
Net income (loss)                                                --             --             --          199,208
                                                                                                       -----------
     Total Comprehensive Income (Loss)                           --             --             --      $   324,625
                                                          -----------    -----------    -----------    ===========

Balance at March 31, 2001                                  18,020,671    $    18,021    $ 8,290,720
                                                          ===========    ===========    ===========


Table continues on following page.



                                      The accompanying notes are an integral
                       part of these unaudited condensed consolidated financial statements.



                                   LONGPORT, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                            (Continued)

                                                                                         Accumulated
                                                                                            Other
                                                          Accumulated      Unearned     Comprehensive
                                                            Deficit      Compensation   Income (Loss)
                                                          -----------    ------------   ------------
Three Months Ended March 31, 2002:
Balance at December 31, 2001                              $(7,589,276)   $   (31,875)   $  (178,089)
Issuance of common stock upon exercise of stock options          --             --             --
Issuance of common stock for services                            --             --             --
Issuance of common stock for purchase of equipment               --             --             --
Amortization of unearned compensation                            --            2,813           --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --           23,529
  Translation adjustment                                         --             --           (5,736)
Net loss                                                     (240,281)          --             --

    Total Comprehensive Income (Loss)                            --             --             --
                                                          -----------    -----------    -----------

Balance at March 31, 2002                                 $(7,829,557)   $   (29,062)   $  (160,296)
                                                          ===========    ===========    ===========

Three Months Ended March 31,2001:
Balance at December 31, 2000                              $(6,428,447)   $      --      $  (132,930)
Issuance of common stock for services                            --             --             --
Repurchase of common stock                                       --             --             --
Other Comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --          147,059
  Translation adjustment                                         --             --          (21,642)
Net income (loss)                                             199,208           --             --

     Total Comprehensive Income (Loss)                           --             --             --
                                                          -----------    -----------    -----------

Balance at March 31, 2001                                 $(6,229,239)   $      --      $    (7,513)
                                                          ===========    ===========    ===========



                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                                        4(con't)


                              LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                       2002         2001
                                                                    ---------    ---------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $(240,281)   $ 199,208
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                      88,200       79,294
    Common stock issued for services                                    7,913       89,871
    Property disposed of                                                7,263         --
    Changes in assets and liabilities:
     Accounts receivable                                              (34,805)      (7,241)
     Prepaid expenses and other                                        11,000       73,701
     Inventories                                                       38,283     (431,451)
     Accounts payable and accrued expenses                            (14,722)     100,494
                                                                    ---------    ---------

      Net Cash Provided (Used) By Operating Activities               (137,149)     103,876
                                                                    ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                   --           (324)
  Loans from related entities                                           4,992         --
  Employee advances                                                      --        (12,800)
                                                                    ---------    ---------

      Net Cash Provided (Used) By Investing Activities                  4,992      (13,124)
                                                                    ---------    ---------

Cash Flows From Financing Activities:
   Issuance of common stock                                            25,000         --
   Purchase of treasury stock                                            --        (43,750)
                                                                    ---------    ---------

      Net Cash Provided (Used) By Financing Activities                 25,000      (43,750)
                                                                    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents           (5,103)     (21,642)
                                                                    ---------    ---------

      Net Increase (Decrease) in Cash and Cash Equivalents           (112,260)      25,360

      Cash and Cash Equivalents at Beginning of Period                153,527      268,553
                                                                    ---------    ---------

      Cash and Cash Equivalents at End of Period                    $  41,267    $ 293,913
                                                                    =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $    --      $    --
   Income taxes                                                         2,526        7,494

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Unrealized gain on marketable securities                            23,529      147,059
   Purchase of equipment for common stock                              54,000         --


                          The accompanying notes are an integral
           part of these unaudited condensed consolidated financial statements.


                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31,
2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated
December 31, 2001 previously filed with the Securities and Exchange Commission.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March
31, 2002 and 2001. For the three months ended March 31, 2002, options and warrants to purchase 4,560,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three months ended March 31, 2001 options and warrants to purchase 3,035,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------

Net income (loss)                                      $   (240,281)   $    199,208
                                                       ============    ============

Weighted average common shares outstanding:
  Weighted average common shares outstanding - Basic     19,347,781      18,071,667
  Dilutive securities                                          --              --
                                                       ------------    ------------

Weighted average common shares outstanding - Diluted     19,347,781      18,071,667
                                                       ============    ============

Net income (loss) per common share:
    Basic                                              $       (.01)   $        .01
    Diluted                                            $       (.01)   $        .01


3. Recently Issued Accounting Standards
---------------------------------------
In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Recently Issued Accounting Standards (Continued)
---------------------------------------------------
In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2002 which did not result in any impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 which did not result in any impact on the Company's financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                    THE THREE MONTHS ENDED MARCH 31, 2002 VS.
                      THE THREE MONTHS ENDED MARCH 31, 2001

     Revenues for the first quarter of 2002 were $101,414 compared to $49,217 for the first quarter of 2001. This increase was primarily the result of the sale of four scanners during the quarter. The Company believes that the majority of it's future revenue will be from scanner sales, leases, or rentals.

     Total operating expenses decreased from $509,976 in the first quarter of 2001 to $339,605 for the first quarter of 2002. The main component of this decrease was a decrease in general and administrative expense.

     The Company experienced a net loss of $240,281 for the first quarter of 2002 compared to net income of $199,208 for the first quarter of 2001. This significant change was the result of the Company receiving $664,445 from a litigation settlement and partially offset by a reduction in operating expense.

Strategy to Achieve Profitable Operations

     During the first quarter, the Company completed the development of a revised business plan that management believes will lead to the commercialization of the scanners. This plan includes provisions for additional product development, research, marketing, and infrastructure expenses necessary to bring this product to market. The Company will require additional funding to implement this plan and management believes the plan will be a key factor in the Company's ability to raise the necessary capital. This fund raising effort will be management's key focus during the second quarter of 2002.

Liquidity and Capital Resources

     As of March 31, 2002 The Company had $41,267 in cash and cash equivalents and no long-term debt. Longport's working capital decreased from $379,928 at December 31, 2001 to $286,449 at March 31,2002. The Company experienced a decrease in cash from operations of $137,149 due primarily to a net loss of $240,281 for the period. The Company expects that additional cash will need to be raised in order to produce and market the scanners.

     Cash flows from investing activities provided $4,992 for the three months ended March 31, 2002 compared to using $13,124 of cash for the three months ended March 31, 2001. The increase was the result of employee advances made in 2001. Cash provided by financing activities produced $25,000 for the three months ended March 31, 2002 from the issuance of common stock as compared to the use of funds for the three months ended March 31, 2001 of $43,750 for the purchase of treasury stock.

Other Matters

     Management expects the revenues for the remainder of 2002 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June 1999, Longport has spent significant time and effort on "peer acceptance" of the scanner. Initial data from clinical studies from Yale University indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of this study may lead to a new standard for the prevention, monitoring, and treatment of pressure sores in both acute care and long term care facilities. Also, institutions may be able to reduce their liability through documentation of the exact time and location of pressure sore development. Longport continues to support research at major health centers. These studies include scanner applications in dermatology, burn management, muscle/skeletal disorders and women's health. It also continues to seek other top opinion leaders in specific specialties to further "roll out" its technology in various fields of medicine.

     Longport believes that one of the primary advantages to its scanner is that it has numerous uses (applications) in the field of medicine. It is the different medical "disciplines" or "specialties" that allows us to have one primary product, but have several different markets and multiple applications.

     The production and distribution of the scanner are the final challenges Longport is faced with as we move into the commercialization phase of the scanner. We presently have two manufacturers that can produce scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit. Longport does not expect to be profitable in 2002 as it ramps up its production and marketing for the Longport Digital Scanner.

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


Date:    May 8, 2002                   Longport, Inc.


                                       /s/ Michael C. Boyd
                                       ------------------------------------
                                       Michael C. Boyd
                                       Chief Executive Officer, President and
                                       Director



                                       /s/ James R. McGonigle
                                       ------------------------------------
                                       James R. McGonigle
                                       Chairman of the Board of Directors,
                                       Chief Financial Officer (Principal
                                       Accounting Officer)