Form 10QSB
period 2002-06-30
LONGPORT INC
filed 2002-08-06
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarter ended June 30, 2002

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
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

                              Yes  [X]      No  [ ]

     There were 19,840,670 shares of the Registrants common stock, $.001 par value outstanding on June 30, 2002.

                                 LONGPORT, INC.
                                   FORM 10-QSB





                                     INDEX
                                                                            Page
                                                                            ----
Part I   Financial Information

              Item 1. Financial Statements

              Condensed Consolidated Balance Sheet
              as of June 30, 2002.........................................   1-2

              Condensed Consolidated Statements of
              Operations for the three and six months ended
              June 30, 2002 and 2001......................................     3

              Condensed Consolidated Statements of Changes
              in Stockholders' Equity for the six months ended
              June 30, 2002 and 2001......................................     4

              Condensed Consolidated Statements of
              Cash Flows for the six months ended
              June 30, 2002 and 2001......................................     5

              Notes to Condensed Consolidated Financial
              Statements..................................................   6-7

              Item 2.  Management's Discussion and
              Analysis of Financial Condition and Results
              of Operations...............................................  8-11


Part II  Other Information and Signatures................................. 12-13

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $    12,699
  Accounts receivables - trade, net of
    allowance for doubtful  accounts of $3,600                           51,590
  Inventories                                                           522,642
  Marketable securities                                                  35,294
                                                                    -----------

         Total Current Assets                                           622,225
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                   1,075,454
  Production equipment                                                   43,302
  Computer equipment                                                     40,000
  Office furniture and equipment                                         28,758
                                                                    -----------
                                                                      1,187,514
  Less accumulated depreciation                                        (799,378)
                                                                    -----------

         Net Property and Equipment                                     388,136
                                                                    -----------

Other Assets:
  Deposits                                                                3,161
  Intangible assets                                                      66,697
                                                                    -----------

         Total Other Assets                                              69,858
                                                                    -----------

         Total Assets                                               $ 1,080,219
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $   312,548
  Accounts payable - related entities                                    67,520
  Accrued expenses                                                        5,626
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      485,694
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   19,840,670 shares issued and outstanding                              19,841
  Paid in capital                                                     8,904,403
  Accumulated deficit                                                (8,103,172)
  Accumulated other comprehensive loss                                 (200,297)
  Unearned compensation                                                 (26,250)
                                                                    -----------

         Total Stockholders' Equity                                     594,525
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 1,080,219
                                                                    ===========








                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                                LONGPORT, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                         Three Months Ended               Six Months Ended
                                               June 30,                        June 30,
                                    ----------------------------    ----------------------------
                                        2002            2001             2002            2001
                                        ----            ----             ----            ----
Net Revenues:
  Scanner sales                     $     33,000    $     99,586    $    117,000    $    131,924
  Scanner rentals                          6,800           7,765          10,400          10,765
  Wound clinic management fees             9,000           9,000          18,000          18,419
  Other                                    9,871           9,728          14,685          14,188
                                    ------------    ------------    ------------    ------------

     Total Revenues                       58,671         126,079         160,085         175,296
                                    ------------    ------------    ------------    ------------

Operating Expenses:
  Cost of sales                           17,287          50,385          54,256          62,795
  General and administrative             310,815         381,007         613,451         878,573
                                    ------------    ------------    ------------    ------------

     Total Operating Expenses            328,102         431,392         667,707         941,368
                                    ------------    ------------    ------------    ------------

     Operating Income (Loss)            (269,431)       (305,313)       (507,622)       (766,072)
                                    ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest and other income                  265           2,567             701           5,583
  Litigation settlement                     --              --              --           664,445
  Interest expense                          (370)           --              (370)           --
                                    ------------    ------------    ------------    ------------

     Total Other Income (Expense)           (105)          2,567             331         670,028
                                    ------------    ------------    ------------    ------------

Income (Loss) Before Provision
 for Income Taxes                       (269,536)       (302,746)       (507,291)        (96,044)

Provision for income taxes                 4,079             473           6,605           7,967
                                    ------------    ------------    ------------    ------------

     Net Income (Loss)              $   (273,615)   $   (303,219)   $   (513,896)   $   (104,011)
                                    ============    ============    ============    ============

Net Income (Loss) Per Basic and
 Diluted Share of Common Stock      $       (.01)   $       (.02)   $       (.03)   $       (.01)

Weighted Average Number of
 Basic and Diluted Common Shares
 Outstanding                          19,710,912      18,083,254      19,530,349      18,077,491



                            The accompanying notes are an integral
             part of these unaudited condensed consolidated financial statements.



                                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                  Common Stock                        Current Years
                                                             ---------------------        Paid In     Comprehensive
                                                             Shares         Amount        Capital     Income (Loss)
                                                             ------         ------        -------     -------------
Six Months Ended June 30, 2002:
Balance at December 31, 2001                               19,235,670    $    19,236    $ 8,755,908
Issuance of common stock upon exercise of stock options       360,000            360         89,640
Issuance of common stock for services                          20,000             20          5,080
Issuance of common stock for purchase of equipment            225,000            225         53,775
Amortization of unearned compensation                            --             --             --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --             --      $   (23,530)
  Translation adjustment                                         --             --             --            1,322
Net loss                                                         --             --             --         (513,896)
                                                                                                       -----------
    Total Comprehensive Income (Loss)                            --             --             --      $  (536,104)
                                                          -----------    -----------    -----------    ===========

Balance at June 30, 2002                                   19,840,670    $    19,841    $ 8,904,403
                                                          ===========    ===========    ===========

Six Months Ended June 30, 2001:
Balance at December 31, 2000                               18,033,715    $    18,034    $ 8,244,586
Issuance of common stock for services                         246,956            247        130,424
Repurchase of common stock                                   (175,000)          (175)       (43,575)
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --             --      $    64,706
  Translation adjustment                                         --             --             --          (22,396)
Net income (loss)                                                --             --             --         (104,011)
                                                                                                       -----------
     Total Comprehensive Income (Loss)                           --             --             --      $   (61,701)
                                                          -----------    -----------    -----------    ===========

Balance at June 30, 2001                                   18,105,671    $    18,106    $ 8,331,435
                                                          ===========    ===========    ===========

Table continues on following page.


                                     The accompanying notes are an integral
                      part of these unaudited condensed consolidated financial statements.



                                    LONGPORT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                             (Continued)

                                                                                         Accumulated
                                                          Accumulated      Unearned     Comprehensive
                                                            Deficit      Compensation   Income (Loss)
                                                            -------      ------------   -------------

Six Months Ended June 30, 2002:
Balance at December 31, 2001                              $(7,589,276)   $   (31,875)   $  (178,089)
Issuance of common stock upon exercise of stock options          --             --             --
Issuance of common stock for services                            --             --             --
Issuance of common stock for purchase of equipment               --             --             --
Amortization of unearned compensation                            --            5,625           --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --          (23,530)
  Translation adjustment                                         --             --            1,322
Net loss                                                     (513,896)          --             --

    Total Comprehensive Income (Loss)                            --             --             --
                                                          -----------    -----------    -----------

Balance at June 30, 2002                                  $(8,103,172)   $   (26,250)   $  (200,297)
                                                          ===========    ===========    ===========

Six Months Ended June 30, 2001:
Balance at December 31, 2000                              $(6,428,447)   $      --      $  (132,930)
Issuance of common stock for services                            --             --             --
Repurchase of common stock                                       --             --             --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --           64,706
  Translation adjustment                                         --             --          (22,396)
Net income (loss)                                            (104,011)          --             --

     Total Comprehensive Income (Loss)                           --             --             --
                                                          -----------    -----------    -----------

Balance at June 30, 2001                                  $(6,532,458)   $      --      $   (90,620)
                                                          ===========    ===========    ===========



                          The accompanying notes are an integral
           part of these unaudited condensed consolidated financial statements.

                                      4 (continued)



                              LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                       2002         2001
                                                                       ----         ----
Cash Flows From Operating Activities:
  Net income (loss)                                                 $(513,896)   $(104,011)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                     180,463      159,882
    Common stock issued for services                                   10,725      130,671
    Property disposed of                                                4,247         --
    Gain on sale of property and equipment                             (7,728)        --
    Changes in assets and liabilities:
     Accounts receivable                                              (36,507)     (14,603)
     Prepaid expenses and other                                        11,000       73,006
     Inventories                                                       19,570     (362,027)
     Accounts payable and accrued expenses                             61,218      204,021
                                                                    ---------    ---------

      Net Cash Provided (Used) By Operating Activities               (270,908)      86,939
                                                                    ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                   --        (60,951)
  Proceeds from sale of property and equipment                         15,000         --
  Loans from related entities                                          23,758         --
  Employee advances                                                      --         (8,800)
                                                                    ---------    ---------

      Net Cash Provided (Used) By Investing Activities                 38,758      (69,751)
                                                                    ---------    ---------

Cash Flows From Financing Activities:
   Issuance of common stock                                            90,000         --
   Purchase of treasury stock                                            --        (43,750)
                                                                    ---------    ---------

      Net Cash Provided (Used) By Financing Activities                 90,000      (43,750)
                                                                    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents            1,322      (22,396)
                                                                    ---------    ---------

      Net (Decrease) in Cash and Cash Equivalents                    (140,828)     (48,958)

      Cash and Cash Equivalents at Beginning of Period                153,527      268,553
                                                                    ---------    ---------

      Cash and Cash Equivalents at End of Period                    $  12,699    $ 219,595
                                                                    =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $    --      $    --
   Income taxes                                                         6,605        7,967

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Unrealized gain (loss) on marketable securities                    (23,530)      64,706
   Purchase of equipment for common stock                              54,000         --



                          The accompanying notes are an integral
           part of these unaudited condensed consolidated financial statements.

                                             5

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2001 previously filed with the Securities and Exchange Commission.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2002 and 2001. For the three and six months ended June 30, 2002, options and warrants to purchase 4,300,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and six months ended June 30, 2001 options and warrants to purchase 3,035,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
                                                            -------------------            --------------------
                                                            2002           2001            2002            2001
                                                            ----           ----            ----            ----
Net income (loss)                                      $   (273,615)   $   (303,219)   $   (513,896)   $   (104,011)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding:
  Weighted average common shares outstanding - Basic     19,710,912      18,083,254      19,530,349      18,077,491
  Dilutive securities                                          --              --              --              --
                                                       ------------    ------------    ------------    ------------

Weighted average common shares outstanding - Diluted     19,710,912      18,083,254      19,530,349      18,077,491
                                                       ============    ============    ============    ============

Net income (loss) per common share:
    Basic                                              $       (.01)   $       (.02)   $       (.03)   $       (.01)
    Diluted                                            $       (.01)   $       (.02)   $       (.03)   $       (.01)

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


3. Recently Issued Accounting Standards (Continued)
---------------------------------------------------
specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


          THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
          THREE MONTHS ENDED JUNE 30, 2001


     Revenues for the second quarter of 2002 were $58,671 compared to $126,079 for the second quarter of 2001. This decrease was primarily the result of lower scanner sales in the second quarter of 2002. The Company believes that the majority of it's future revenue will be from scanner sales, leases, or rentals.

     Total operating expenses decreased from $431,392 in the second quarter of 2001 to $328,102 for the second quarter of 2002. The decrease of $103,290 consists primarily from a reduction of consulting fees ($50,651), salaries ($7,000) and advertising expense ($7,472).

     The Company experienced a net loss of $273,615 for the second quarter of 2002 compared to net loss of $303,219 for the second quarter of 2001. This change was the result of a reduction in operating expenses, as explained above.


          SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
          SIX MONTHS ENDED JUNE 30, 2001


     Revenues for the six months ended June 30, 2002 were $160,085 compared to $175,296 for the six months ended June 30, 2001. The decrease in revenue was primarily the result of lower scanner sales.

     Total operating expenses decreased from $941,368 for the six months ended June 30, 2001 to $667,707 for the six months ended June 30, 2002. The decrease of $273,661 consists primarily from a reduction of consulting fees ($165,772), salaries ($19,500) and advertising expense ($36,844).

     The Company had a net loss of $513,896 for the six months ended June 30, 2002 compared to a net loss of $104,011 for the six months ended June 30, 2001. The significant increase in net loss during the six months ended June 30, 2002 is due primarily to the reduction in other income. During the six months ended June 30, 2001, the Company received a $664,445 litigation settlement, which was reflected in other income for the period.

Strategy to Achieve Profitable Operations

     During the first quarter, the Company completed the development of a revised business plan that management believes will lead to the commercialization of the scanners. This plan includes provisions for additional product development, research, marketing, and infrastructure expenses necessary to bring this product to market. The Company will require additional funding to implement this plan and management believes the plan will be a key factor in the Company's ability to raise the necessary capital. This fund raising effort will continue to be management's key focus.

Liquidity and Capital Resources

     As of June 30, 2002 The Company had $12,699 in cash and cash equivalents and no long-term debt. Longport's working capital decreased from $379,928 at December 31, 2001 to $136,531 at June 30, 2002. The Company experienced a decrease in cash from operations of $270,908 due primarily to a net loss of $513,896 for the period. The Company expects that additional cash will need to be raised in order to produce and market the scanners.

     Cash flows from investing activities provided $38,758 for the six months ended June 30, 2002 compared to using $69,751 of cash for the six months ended June 30, 2001. The increase was the result of loans from a related entity and the sale of a Dolch scanner previously used for demonstrations and collegiate studies. Cash provided by financing activities produced $90,000 for the six months ended June 30, 2002 from the issuance of common stock from the exercise of stock options, as compared to the use of funds for the six months ended June 30, 2001 of $43,750 for the purchase of treasury stock.

Critical Accounting Policies and Estimates

     Longport's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles and rules prescribed by the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     Longport continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

     Asset impairment. All long-lived assets, including goodwill and other intangible assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable judgment by management is necessary to estimate discounted future cash flows. Assumptions used in these cash flows are consistent with internal forecasts.

     Commitments and contingencies. In September 1997, Longport was notified of a Medicare Hearing Officer's decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. Longport appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. Longport continues to be in the Appeals process. Longport is unable to predict the outcome of the Appeal. Longport has accrued $100,000 as a result of these proceedings based on its estimate of the cases ruled against it and applying the relationship across all of its Medicare billings prior to 1995. The $100,000 accrual is Longport's best estimate of the potential liability based on all of the facts and circumstances presently known.

     Accounting for income taxes. Significant judgment by management is required in developing Longport's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2001 and June 30, 2002 based on management's belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport's historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport's consolidated financial condition and results of operations.

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

     Longport believes that one of the advantages to its scanner is the numerous applications in the field of medicine. These different medical "disciplines" or "specialties" allow the Company to have one primary product in multiple markets.

     The production and distribution of the scanner are the final challenges Longport is faced with as the Company moves into the commercialization phase of the scanner. The Company presently has two manufacturers that can produce scanners. However, both companies have a lead-time of approximately sixty days for delivery of a unit. Longport does not expect to be profitable in 2002 as it ramps up its production and marketing for the Longport Digital Scanner.

Longport International LTD

     Longport International, LTD, a wholly owned subsidiary, was formed in 1999 to be the marketing arm of Longport for business generated outside North America. Longport International, LTD began building new scanners using our second manufacturer, SRA Developments LTD ("SRA"). Longport International received delivery of the first scanner produced by SRA on August 22, 2000.

     Longport International, LTD, together with its manufacturer, SRA has successfully addressed the relevant Essential Requirements of the European Medical Devices Directorate (93/42/EEC) for its high-resolution ultrasound imaging technology. This, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on our ultrasound system, which is to be marketed under the name EPISCAN.

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

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K.

(a) Exhibit 99.1- Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 99.2- Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b) Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




Date:    August 6, 2002                  Longport, Inc.


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