Form 10QSB
period 2002-09-30
LONGPORT INC
filed 2002-11-12
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2002

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

                                Yes [X]   No [ ]

     There were 20,070670 shares of the Registrants common stock, $.001 par value outstanding on September 30, 2002.

                                 LONGPORT, INC.
                                   FORM 10-QSB



                                      INDEX

                                                                            Page
                                                                            ----
Part I   Financial Information

           Item 1. Financial Statements

           Condensed Consolidated Balance Sheet
           as of September 30, 2002......................................    1-2

           Condensed Consolidated Statements of
           Operations for the three and nine months ended
           September 30, 2002 and 2001...................................      3

           Condensed Consolidated Statements of Changes
           in Stockholders' Equity for the nine months ended
           September 30, 2002 and 2001...................................      4

           Condensed Consolidated Statements of
           Cash Flows for the nine months ended
           September 30, 2002 and 2001...................................      5

           Notes to Condensed Consolidated Financial
           Statements....................................................    6-7

           Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results
           of Operations.................................................   8-12

           Item 3. Controls and Procedures...............................     12

Part II  Other Information and Signatures................................  13-14

           Certifications................................................  15-18

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $    89,426
  Accounts receivables - trade, net of
    allowance for doubtful  accounts of $3,600                           57,685
  Inventories                                                           518,644
  Marketable securities                                                  25,882
                                                                    -----------

         Total Current Assets                                           691,637
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                   1,076,157
  Production equipment                                                   44,110
  Computer equipment                                                     40,203
  Office furniture and equipment                                         28,835
                                                                    -----------
                                                                      1,189,305
  Less accumulated depreciation                                        (890,609)
                                                                    -----------

         Net Property and Equipment                                     298,696
                                                                    -----------

Other Assets:
  Deposits                                                                3,161
  Intangible assets                                                      66,697
                                                                    -----------

         Total Other Assets                                              69,858
                                                                    -----------

         Total Assets                                               $ 1,060,191
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $   298,117
  Accounts payable - related entities                                    57,160
  Accrued expenses                                                        7,661
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      462,938
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value,
   1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value,
   25,000,000 shares authorized,
   20,070,670 shares issued and outstanding                              20,071
  Paid in capital                                                     8,958,673
  Accumulated deficit                                                (8,150,131)
  Accumulated other comprehensive loss                                 (207,923)
  Unearned compensation                                                 (23,437)
                                                                    -----------

         Total Stockholders' Equity                                     597,253
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 1,060,191
                                                                    ===========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.




                                           LONGPORT, INC. AND SUBSIDIARIES
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                      Three Months Ended                      Nine Months Ended
                                                       September 30,                             September 30,
                                                 --------------------------            ---------------------------------
                                                 2002                  2001                 2002                2001
                                                 ----                  ----                 ----                ----
Net Revenues:
  Scanner sales                              $     20,000         $       --           $    137,000         $    131,905
  Scanner rentals                                   1,600                2,437               12,000               13,202
  Wound clinic management fees                      9,000                9,000               27,000               27,419
  Contract revenue                                166,453                 --                166,453                 --
  Other                                             7,945                4,438               22,630               18,645
                                             ------------         ------------         ------------         ------------

     Total Revenues                               204,998               15,875              365,083              191,171
                                             ------------         ------------         ------------         ------------

Operating Expenses:
  Cost of sales                                    11,547                4,910               65,803               67,705
  General and administrative                      240,429              247,256              853,880            1,125,829
                                             ------------         ------------         ------------         ------------

     Total Operating Expenses                     251,976              252,166              919,683            1,193,534
                                             ------------         ------------         ------------         ------------

     Operating Income (Loss)                      (46,978)            (236,291)            (554,600)          (1,002,363)
                                             ------------         ------------         ------------         ------------

Other Income (Expense):
  Interest and other income                           140                  786                  841                6,369
  Litigation settlement                              --                   --                   --                664,445
  Interest expense                                   (121)                --                   (491)                --
                                             ------------         ------------         ------------         ------------

     Total Other Income (Expense)                      19                  786                  350              670,814
                                             ------------         ------------         ------------         ------------

Income (Loss) Before Provision
 for Income Taxes                                 (46,959)            (235,505)            (554,250)            (331,549)

Provision for income taxes                           --                   --                  6,605                7,967
                                             ------------         ------------         ------------         ------------

     Net Income (Loss)                       $    (46,959)        $   (235,505)        $   (560,855)        $   (339,516)
                                             ============         ============         ============         ============

Net Income (Loss) Per Basic and
 Diluted Share of Common Stock               $       --           $       (.01)        $       (.03)            $ ( .02)

Weighted Average Number of
 Basic and Diluted Common Shares
 Outstanding                                   19,900,235           18,227,410           19,654,999           18,128,013


                                         The accompanying notes are an integral
                          part of these unaudited condensed consolidated financial statements.



                                                         LONGPORT, INC. AND SUBSIDIARIES
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                                        Accumulated
                                       Common Stock                        Current Years                                   Other
                                       ------------            Paid In     Comprehensive    Accumulated    Unearned    Comprehensive
                                   Shares        Amount        Capital     Income (Loss)      Deficit    Compensation  Income (Loss)
                                   ------        ------        -------     -------------      -------    ------------  -------------
Nine Months Ended
 September 30, 2002:
Balance at December 31, 2001     19,235,670    $   19,236    $ 8,755,908                   $(7,589,276)   $  (31,875)   $  (178,089)
Issuance of common stock upon
 exercise of stock options          440,000           440        109,560                         --             --            --
Issuance of common stock
 for services                        70,000            70         16,530                         --             --            --
Issuance of common stock
 for purchase of equipment          225,000           225         53,775                         --             --            --
Issuance of common stock
 for payment of liabilities         100,000           100         22,900                         --             --            --
Amortization of unearned
 compensation                          --            --             --                           --             8,438         --
Other comprehensive income
 (loss), net of tax:
  Unrealized gain (loss) on
   marketable securities               --            --             --      $   (32,942)          --            --          (32,942)
  Translation adjustment               --            --             --            3,108           --            --            3,108
Net loss                               --            --             --         (560,855)      (560,855)         --             --
                                                                            -----------
    Total Comprehensive
     Income (Loss)                     --            --             --      $  (590,689)          --            --             --
                                -----------    ----------    -----------    ===========    -----------    ----------    -----------

Balance at September 30, 2002    20,070,670    $   20,071    $ 8,958,673                   $(8,150,131)   $  (23,437)   $  (207,923)
                                 ==========    ===========   ===========                   ===========    ==========    ===========

Nine Months Ended
 September 30, 2001:
Balance at December 31, 2000     18,033,715    $   18,034    $ 8,244,586                   $(6,428,447)   $      --      $ (132,930)
Issuance of common stock            250,000           250         99,750                          --             --            --
Issuance of common stock
 for services                       276,956           277        145,494                          --             --            --
Repurchase of common stock         (175,000)         (175)       (43,575)                         --             --            --
Other comprehensive income
  (loss), net of tax:
  Unrealized gain (loss)
   on marketable securities            --            --             --      $     5,882           --            --            5,882
  Translation adjustment               --            --             --           (8,444)          --            --           (8,444)
Net income (loss)                      --            --             --         (339,516)      (339,516)         --             --
                                                                            -----------
     Total Comprehensive
      Income (Loss)                    --            --             --      $  (342,078)          --            --             --
                                -----------    ----------    -----------    ===========     -----------    ----------   -----------

Balance at September 30, 2001    18,385,671    $   18,386    $ 8,446,255                    $(6,767,963)   $     --     $  (135,492)
                                 ==========    ===========    ===========                   ===========    ==========   ===========


                                          The accompanying notes are an integral
                              part of these unaudited condensed consolidated financial statements.


                                   LONGPORT, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                        2002                  2001
                                                                        ----                  ----
Cash Flows From Operating Activities:
  Net income (loss)                                                  $(560,855)             $(339,516)
  Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
    Depreciation and amortization                                      273,769                242,448
    Common stock issued for services                                    25,038                145,771
    Property disposed of                                                 7,263                   --
    Gain on sale of property and equipment                              (7,728)                  --
    Changes in assets and liabilities:
     Accounts receivable                                               (42,602)               (11,400)
     Prepaid expenses and other                                         11,000                 73,006
     Inventories                                                        23,568               (433,105)
     Accounts payable and accrued expenses                              64,141                181,462
     Customers deposit                                                    --                   48,000
                                                                     ---------              ---------

      Net Cash (Used)  By Operating Activities                        (206,406)               (93,334)
                                                                     ---------              ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (6,882)               (29,514)
  Proceeds from sale of property and equipment                          15,000                   --
  Loans from related entities                                           21,079                   --
  Employee advances                                                       --                   (8,800)
                                                                     ---------              ---------

      Net Cash Provided (Used) By Investing Activities                  29,197                (38,314)
                                                                     ---------              ---------

Cash Flows From Financing Activities:
   Issuance of common stock                                            110,000                100,000
   Purchase of treasury stock                                             --                  (43,750)
                                                                     ---------              ---------

      Net Cash Provided By Financing Activities                        110,000                 56,250
                                                                     ---------              ---------

Effect of exchange rate changes on cash and cash equivalents             3,108                 (8,444)
                                                                     ---------              ---------

      Net (Decrease) in Cash and Cash Equivalents                      (64,101)               (83,842)

      Cash and Cash Equivalents at Beginning of Period                 153,527                268,553
                                                                     ---------              ---------

      Cash and Cash Equivalents at End of Period                     $  89,426              $ 184,711
                                                                     =========              =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                          $    --                $    --
   Income taxes                                                          6,605                  7,967

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Unrealized gain (loss) on marketable securities                   $ (32,942)             $   5,882
   Purchase of equipment for common stock                               54,000                   --
   Issuance of common stock for payment of liabilities                  23,000                   --


                              The accompanying notes are an integral
                 part of these unaudited condensed consolidated financial statements.

                                                 5

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2001 previously filed with the Securities and Exchange Commission.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2002 and 2001. For the three and nine months ended September 30, 2002, options and warrants to purchase 4,020,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and nine months ended September 30, 2001 options and warrants to purchase 2,035,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                                 Three Months Ended                 Nine Months Ended
                                                                   September 30,                       September 30,
                                                                   -------------                       -------------
                                                               2002               2001             2002              2001
                                                               ----               ----             ----              ----
Net income (loss)                                          $    (46,959)     $   (235,505)     $   (560,855)     $   (339,516)
                                                           ============      ============      ============      ============

Weighted average common shares outstanding:
  Weighted average common shares outstanding - Basic         19,900,235        18,227,410        19,654,999        18,128,013
  Dilutive securities                                              --                --                --                --
                                                           ------------      ------------      ------------      ------------

Weighted average common shares outstanding - Diluted         19,900,235        18,227,410        19,654,999        18,128,013
                                                           ============      ============      ============      ============

Net income (loss) per common share:
    Basic                                                  $       --        $       (.01)     $       (.03)     $       (.02)
    Diluted                                                $       --        $       (.01)     $       (.03)     $       (.02)


                                        6

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Recently Issued Accounting Standards (Continued)
   ------------------------------------------------
In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

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

4. Contract Revenue
   ----------------
The Company is a subcontractor to a grant between Lackawanna Junior College and the Pennsylvania Department of Health to perform certain research services for a cancer assessment system. The grant was entered into in June 2002 and covers the period from July 1, 2001 through June 30, 2003. The total grant is for $500,000 and the Company's portion is approximately $475,000 and will be recognized as income as the services are performed and billed to Lackawanna Junior College.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
                THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues for the third quarter of 2002 were $204,998 compared to $15,875 for the third quarter of 2001. This increase was primarily the result of contract revenue received, in partnership with Lackawanna Junior College, from the Pennsylvania Department of Health for the development of the linear array probe utilized in the Longport Digital Scanner. The Company believes that the majority of it's future revenue will be from scanner sales, leases, or rentals.

     Total operating expenses decreased from $252,166 in the third quarter of 2001 to $251,976 for the third quarter of 2002. The decrease is a direct result of maintaining 2002 costs at 2001 levels.

     The Company experienced a net loss of $46,959 for the third quarter of 2002 compared to net loss of $235,505 for the third quarter of 2001. This change was due to the receipt of contract revenue, as explained above.

                NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
                NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues for the nine months ended September 30, 2002 were $365,083 compared to $191,171 the nine months ended September 30, 2001. The increase in revenue was primarily the result of contract revenue received, in partnership with Lackawanna Junior College, from the Pennsylvania Department of Health for the development of the linear array probe utilized in the Longport Digital Scanner.

     Total operating expenses decreased from $1,193,534 for the nine months ended September 30, 2001 to $919,683 for the nine months ended September 30, 2002. The decrease of $273,851 consists primarily from a reduction of consulting fees ($186,312), salaries ($8,500) and advertising expense ($42,941).

     The Company had a net loss of $560,855 for the nine months ended September 30, 2002 compared to a net loss of $339,516 for the nine months ended September 30, 2001. The significant increase in net loss during the nine months ended September 30, 2002 is due primarily to the reduction in other income. During the nine months ended September 30, 2001, the Company received a $664,445 litigation settlement, which was reflected in other income for the period.

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

Liquidity and Capital Resources

     As of September 30, 2002 The Company had $89,426 in cash and cash equivalents and no long-term debt. Longport's working capital decreased from $379,928 at December 31, 2001 to $228,699 at September 30, 2002. The Company experienced a decrease in cash of $206,406 from operating activities due primarily to a net loss of $560,855 for the period. The Company expects that additional cash will need to be raised in order to produce and market the scanners.

     Cash flows from investing activities provided $29,197 for the nine months ended September 30, 2002 compared to using $38,314 of cash for the nine months ended September 30, 2001. The increase was the result of loans from a related entity and the sale of a Dolch scanner previously used for demonstrations and collegiate studies. Cash provided by financing activities produced $110,000 for the nine months ended September 30, 2002 from the issuance of common stock from the exercise of stock options, as compared to the cash provided by financing activities for the nine months ended September 30, 2001 of $56,250 which was comprised of $100,000 from the issuance of common stock from the exercise of stock options offset by $43,750 for the purchase of treasury stock.

Longport is a subcontractor to a grant between Lackawanna Junior College and the Pennsylvania Department of Health to perform certain research services for a cancer assessment system. The grant was entered into in June 2002 and covers the period from July 1, 2001 through June 30, 2003. The total grant is for $500,000 and Longport's portion is approximately $475,000 and will be recognized as income as the services are performed and billed to Lackawanna Junior College on a monthly basis. Longport has recognized revenue of $166,453 as of September 30, 2002 under the grant.

On October 30, 2002, Longport received a $200,000 order for 10 Longport Digital Scanners as part of a pilot project, which will utilize the scanner in a variety of applications. Delivery of the scanners is scheduled to occur in the next 60 days.

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

     Accounting for income taxes. Significant judgment by management is required in developing Longport's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2001 and September 30, 2002 based on management's belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport's historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport's consolidated financial condition and results of operations.

Other Matters

     Management expects the revenues for the remainder of 2002 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS") and contract revenue under a grant between Lackawanna Junior College and the Pennsylvania Department of Health. After receiving FDA marketing clearance in June 1999, Longport has spent significant time and effort on "peer acceptance" of the scanner. Initial data from clinical studies from Yale University indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of this study may lead to a new standard for the prevention, monitoring, and treatment of pressure sores in both acute care and long term care facilities.

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

     The production and distribution of the scanner are the final challenges Longport is faced with as we move into the commercialization phase of the scanner. We presently have two manufacturers that can produce scanners. However, both companies have a lead-time of approximately sixty days for delivery of a unit. Longport does not expect to be profitable in 2002 as it ramps up its production and marketing for the Longport Digital Scanner.

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


Item 3. Controls and Procedures

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

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




Date:  November 12, 2002                   Longport, Inc.


                                           /s/ Michael C. Boyd
                                           -------------------------------------
                                           Michael C. Boyd
                                           Chief Executive Officer, President
                                           and Director


                                           /s/ James R. McGonigle
                                           -------------------------------------
                                           James R. McGonigle
                                           Chairman of the Board of Directors,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Certification


I, Michael C. Boyd, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Longport, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                    /s/ Michael C. Boyd
                                                    -------------------
November 12, 2002                                   Michael C. Boyd
                                                    Chief Executive Officer and
                                                    President

Certification


I, James R. McGonigle, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Longport, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                              /s/ James R. McGonigle
                                              ----------------------
November 12, 2002                             James R. McGonigle
                                              Chief Financial Officer and
                                              Chairman of the Board of Directors