Form 10KSB
period 2002-12-31
LONGPORT INC
filed 2003-03-31
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the fiscal year ended December 31, 2002 or

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

Yes X  No __

As of December 31, 2002, 20,320,670 shares of the Registrant's $.001 par value Common Stock were outstanding. As of March 25, 2003, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $3,664,453 based upon a closing bid price of $.21 per share of Common Stock on the Over the Counter Electronic Bulletin Board.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Registrant's revenue for its most recent fiscal year was $444,449.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Forward-Looking Statements

Except for historical information, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in our periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Technology and Products

We have patents in the United States, Australia and South Africa, and have patent applications pending in Europe and Japan for our high - resolution ultrasound technology. The technology upon which these patents is based along with copyright protected software, was assigned to Longport by United Medical and Dental Schools of Guy's and St. Thomas's Hospitals ("UMDS") located in London, England. Our technology has applications in wound detection and assessment, burn treatment, product testing, dermatology and women's health issues. For instance, in the case of wound detection and treatment, clinicians can check the status of a wound and the surrounding tissue without having to biopsy and detect the development of pressure ulcers prior to visual indications. It can also distinguish pressure ulcers caused by friction and incontinence. Our first product was approved for marketing by the FDA in June 1999. This system, or scanner, which weighs approximately 22 pounds and is similar in general appearance to a lap top computer, produces a high - resolution image of the skin and underlying tissue up to three centimeters below the skin.

Ultrasound has been used for medical images for many years and has proven to be a safe, effective imaging device. Using sound waves emitted at frequencies well above the normal human ear response, echoed signals are converted into graphic images and displayed on a monitor. Computer programs that support ultrasound imaging use algorithms to document dimensions of areas being scanned. These measurements provide a baseline that the clinician can use to compare to other scans. The Scanner shares those characteristics, which are common to all ultrasound imaging equipment, but uses high frequency ultrasound at 20 MHz to provide high resolution images at depths of up to three centimeters. This compares to the 3 to 5 MHz ultrasound frequency commonly used to scan fetal images. Traditional low-frequency ultrasound equipment, which costs $150,000 to $350,000, is generally unable to image thin structures like skin. We believe that the Scanner's ability to produce high- resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, combined with user friendly software, is unique.

The depth used by the Scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, wounds on the ankle require an image depth of only 2 to 4 millimeters, an area generally too small to resolve using conventional imaging technology, but ideally suited to the use of the Scanner.

Manufacture

We use SRA Development LTD ("SRA"), a United Kingdom-based company, to manufacture the Scanner. We believe supply is adequate to meet our needs. Nevertheless, our business and financial results will be negatively effected if we are unable to obtain prompt delivery times for any Scanners ordered. Moreover, there is a significant risk of quality control problems whenever a new product is being manufactured.

To date, we have purchased 100 Scanners, most of which have been placed in physician offices, hospital and clinics at no charge for research and study. We have sold 9 Scanners. Most of our revenue to date has been generated by earlier sales of license rights for the Scanners to other companies.

Marketing

In 1999, we entered into exclusive licensing agreements with four companies to market the Scanner, for which we received up-front fees and lease payments. Subsequently, all four licensing agreements were terminated. We are now focusing our initial marketing efforts on developing strategic partnerships to market and distribute its technology as well as creating a plan for a small direct marketing campaign. No such relationships or agreements have as yet been entered into, although we expect to develop such relationships in 2003.

We intend to offer the Scanners for sale, lease or rent. However, in order to lease or rent the Scanners, we will be required to obtain financing to cover our up-front manufacturing costs. No such financing has been obtained. We expect that the Scanners will first be sold to those interested in wound management, product testing and dermatology/cosmetic surgery applications. Wound management is an expanding and increasingly important area of concern for the medical profession. The cost of treating chronic wounds has been estimated at $5 billion to $7 billion annually. Healthcare providers in the United States spent nearly $2 billion on wound management products in 1998, with sales internationally in excess of $6 billion. The combined segments are expected to grow to over $9 billion by the year 2002. Over $90 billion per year is spent on treating America's diabetic population. With more than 625,000 new cases per year, we believe there is value for a device that accelerates diagnosis of diabetic wounds. Having a view of the wound and surrounding tissue is expected to materially reduce the risks of amputations, thereby increasing survival rates.

While the market for dermatological applications is not as large as the wound care market, we have recently observed interest in this application. With over 17,000 dermatologists in the United States alone, this market represents a large potential opportunity for the Scanner. In order to penetrate this market in a meaningful way, additional clinical studies are necessary. However, the current Scanner can now be used for treatments such as non-ablative lasers and dermabrasions.

Research and Development

In July 2002 Longport, in conjunction with Lackawanna Junior College, was awarded a $500,000 grant from the Pennsylvania Department of Health to evolve our soft tissue scanner technology into a multi - element array system, with breast imaging being the application focus. This work is not only strengthening Longport as a leader in high - resolution ultrasound imaging, but is also allowing us to position ourself to address the requirements of a significant proportion of the established ultrasound market with higher performance, but lower cost solutions. The system architecture devised will allow us to address the very high - resolution markets previously mentioned, while increasing its depth capabilities. This will enable us to capitalize on the opportunities that arise from linear and phased arrays such as breast imaging, musculoskeletal (sports medicine), vascular imaging, large organ assessment, and obstetrics and gynecology. These applications represent an established market for medical ultrasound systems of $3 billion per year.

Competition

Diagnostic imaging solutions compete primarily on the basis of diagnostic value, imaging performance, reliability, ease of use and price. Our competitors include MRI producers, ultrasound manufacturers, and X-ray based topography solutions. Any of these competitors could seek to modify their imaging devices to produce higher resolutions at narrower depths. In fact, one company, Cortex Technology, Inc., marketing under the name Dermascan, offers a scanner which competes directly with our Scanner. Moreover, current and potential diagnostic imaging modalities such as those described below also pose a significant competitive risk to us.

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

Technology Transfer Agreements

In December 1997, we entered into two Technology Transfer Agreements (the "Agreements") with UMDS and Square Wave Systems, Ltd. ("SWS") pursuant to which UMDS and SWS assigned all of their rights, title and interest in patent applications (the "Patents") covering certain technology associated with the Scanner. The Agreements provide us with the exclusive and worldwide rights to the use of the Scanner technology underlying the Patents for medical applications only. UMDS and SWS retained the rights to all other uses for the Patents. However, in the case of the fractal analysis software, a software component of the Scanner which is used to analyze, determine and graphically display the fractal nature of a reflected image generated from a Scanner, our rights are limited to the use of software solely in a high frequency ultra sound skin scanner. In consideration of the assignment of the technology pursuant to the Agreements, we agreed to pay to UMDS and SWS, in the aggregate, 3% of our gross revenues for the five year period commencing in June 1999 when the FDA granted marketing permission to us with respect to the Scanner. We also agreed to pay all costs associated with maintaining and renewing the Patents, which were approved on June 6, 2000.

There can be no assurance that the Patents will afford protection against competitors with similar technology, that the Patents will not be infringed upon or designed around by others, that others will not obtain patents that we will need to license or design around, that the Patents will not inadvertently infringe upon the patents of others, or that others will not manufacture and distribute similar scanners upon expiration of the Patents. There can also be no assurance that the Patents will not be invalidated or that we will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues.

Longport International, Ltd.

We formed Longport International, Ltd., a wholly-owned subsidiary, in 1999 to market Scanners outside North America. Longport International began manufacturing Scanners using SRA, one of two manufacturers selected by us. We received delivery of the first Scanner produced by SRA in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Scanner for sales outside North America.

Employees

We currently employ three full-time employees, along with Mr. McGonigle who is our Chairman and founder.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

We currently lease approximately 3,000 square feet of office space at 740 South Chester Road, Suite A, Swarthmore, Pennsylvania on a 36-month lease expiring in November 2004 for $3,500 per month.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

In September 1997, we were notified of a Medicare Hearing Officer's decision that we were liable for repayment of Medicare benefit overpayments of $269,120. The overpayments were from calendar years 1994 and 1995. We appealed the Hearing Officer's decision and the appeal was heard by an Administrative Law Judge in January 1999 and November 1999. The Judge ruled in favor of us on certain claims and against us on others. We continue the appeal process and cannot predict the outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Our Common Stock has traded on the Over the Counter Electronic Bulletin Board under the symbol "LPTI" since September 7, 1994.

The following table sets forth for the quarters indicated the range of high and low closing prices of our Common Stock as reported by the Electronic Bulletin Board, but does not include retail markup, markdown or commissions.

                                                      Price
                                                      -----
By Quarter Ended:                            High               Low
-----------------                            ----               ---

2001
----
March 31, 2001                               $1.22             $.41
June 30, 2001                                $ .80             $.26
September 30, 2001                           $ .70             $.20
December 31, 2001                            $ .88             $.25

2002
----
March 31, 2002                               $ .39             $.22
June 30, 2002                                $ .44             $.25
September 30, 2002                           $ .33             $.18
December 31, 2002                            $ .37             $.13


As of March 15, 2003, we had approximately 1,500 record and beneficial stockholders.

Transfer Agent and Warrant Agent

Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80205, is our transfer agent.

Dividends

We paid a special $.01 dividend on our Common Stock in June 1999. We had not paid dividends previously and do not intend to pay dividends in the future. Earnings, if any, will be retained to finance growth.

Limitation on Liability

Our Certificate of Incorporation provides that a director shall not be personally liable to Longport or our stockholders for any action taken or any failure to act to the full extent permitted by the Delaware law. The effect of this provision is to eliminate our rights and our stockholders, through stockholders' derivative suits on behalf of Longport, to recover monetary damages from a director for breach of the fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior. This provision does not limit or eliminate the rights of Longport or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care or to seek monetary damages for (i) a violation of criminal law, (ii) unlawful payment of dividends or other distribution under Delaware law, (iii) a transaction in which a director derived an improper personal benefit, (iv) willful misconduct, or (v) reckless, malicious or wanton acts.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues for 2002 were $444,449 compared to $252,050 for 2001. We believe the majority of our future revenues will be from Scanner sales or leases and from the Lackawanna Junior College grant.

Total expenses decreased from $2,076,786 in 2001 to $1,271,708 in 2002. The main component of the decrease is the reduction of costs associated with the issuance of stock options to outside consultants, and the reduction of bad debts.

We have significantly reduced our general and administrative expenses from $1,683,681 in 2001 to $1,002,783 in 2002.

Research and Development expenses were $173,656 in 2002, compared to $36,066 in 2001. We currently expect to incur additional research and development costs as we begin to develop a new system based on a linear array probe that will provide real - time images. We also incurred expenses associated with two studies on the Scanner in 2001. We believe there will be additional costs associated with future studies utilizing the Scanner for specific medical disciplines.

We experienced a net loss of $826,062 in 2002, compared to net loss of $1,160,829 for 2001. The improved performance is the direct result of increased contract revenue arising from research services and the reduction of costs associated with the issuance of stock options.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues for 2001 were $252,050 compared to $280,556 for 2000. Revenues from license fees and territorial license fees decreased from $120,000 in 2000 to $0 in 2001. We do not expect to generate significant revenues in the future from license fees. Due to the termination of our Scanner enhancement agreement in May 2000, revenues from Scanner enhancements decreased from $60,000 in 2000 to $0 in 2001. We believe the majority of our future revenues will be from Scanner sales or leases.

Total expenses decreased from $2,797,881 in 2000 to $2,076,786 in 2001. The main component of the decrease is the reduction of costs associated with the issuance of stock options to outside consultants.

We slightly increased our general and administrative expenses from $1,640,970 in 2000 to $1,683,681 in 2001.

Research and Development expenses were $36,066 in 2001, compared to $216,156 in 2000. However, we expect research and development expenses to continue to increase as we begin to use the Scanner in different medical applications. We also incurred expenses associated with two studies on the Longport Digital Scanner. We believe there will be additional costs associated with future studies of the Scanner in helping to evaluate the market potential for the Scanner in specific medical disciplines.

We experienced a net loss of $1,160,829 in 2001, compared to net loss of $2,392,576 for 2000. This significant change is the result of receiving $664,445 from a litigation settlement and the reduction of costs associated with the issuance of stock options.

Liquidity and Capital Resources

As of December 31, 2002, we had $60,690 in cash and cash equivalents and no long-term debt. Our working capital decreased from $379,928 at December 31, 2001 to $ 68,805 at December 31, 2002. We experienced a decrease in cash from operating activities of $309,014 due primarily to a net loss of $826,062. This was partially offset by non- cash expenses for depreciation of $389,442, stock issued for services of $27,400 and an impairment loss of $66,697. We expect that additional cash will need to be raised in order to produce and market the Scanners. The timing of raising additional financing will be directly related to when we begin to fully commercialize the Scanner.

Cash flows from investing activities provided $20,756, from the sale of $24,000 in property and equipment, which was offset by capital expenditures of $3,244. Cash flows from financing activities provided $192,600, which was comprised of $32,600 in loans from related entities and $160,000 received from the sale of our common stock.

Critical Accounting Policies and Estimates

     Our consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles and rules prescribed by the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

     Commitments and contingencies. In September 1997, we were notified of a Medicare Hearing Officer's decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. We appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. We continue to be in the Appeals process. We are unable to predict the outcome of the Appeal. We have accrued $100,000 as a result of these proceedings based on our estimate of the cases ruled against us and applying the relationship across all of our Medicare billings prior to 1995. The $100,000 accrual is our best estimate of the potential liability based on all of the facts and circumstances presently known.

     Accounting for income taxes. Significant judgment by management is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2001 and 2002 based on our belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trend of operating losses changes, we may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on our financial condition and results of operations.


Other Matters

We expect that revenue for 2003 will be generated from the sale, lease or rental of the Scanner. After receiving FDA marketing clearance in June 1999, we are continuing to spend significant time and effort on the commercialization process for the Scanner. Studies have begun and data continues to be collected in order to gain "peer acceptance" for the Scanner. The Scanner has been approved for Medicare and private insurance reimbursement. Our licensor was assigned a U.S. Patent in June 2000 for the Scanner. The final areas of concern for commercialization are "peer acceptance" and production and distribution.

The "peer acceptance", primarily from practicing physicians, hospitals and labs, can occur in many different ways and this is an ongoing process. We have initiated several United States-based studies in various disciplines, which we believe will lead to articles being published about the Scanner and its advantages. It is these so-called "white papers" which the medical community requires prior to purchasing new products. We believe that one of the primary advantages to our Scanner is that it has numerous applications in the field of medicine. It is the different medical "disciplines" or "specialties" that allow us to offer one product, but have several different markets and applications for the product.

We presently have two manufacturers available to produce Scanners, however, both companies have a lead-time of approximately sixty days for delivery of a unit.

ITEM 7. FINANCIAL STATEMENTS
----------------------------



                         LONGPORT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Financial Statements                                                       Page
--------------------                                                       ----

  Independent Auditors' Reports                                             F-2

  Consolidated Balance Sheet as of December 31, 2002                        F-4

  Consolidated Statements of Operations for the years ended
   December 31, 2002 and 2001                                               F-6

  Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2002 and 2001                           F-7

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2002 and 2001                                               F-8

  Notes To Consolidated Financial Statements                                F-9

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Longport, Inc.

We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longport, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $826,062 during the year ended December 31, 2002. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            /s/  Mayer Hoffman McCann P.C.
                                            -----------------------------------
                                                 Mayer Hoffman McCann P.C.
                                                 Certified Public Accountants

Phoenix, Arizona
February 25, 2003

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Longport, Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for Longport, Inc. and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Longport, Inc. and Subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,160,829 during the year ended December 31, 2001. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            /s/  Angell & Deering
                                            -----------------------------------
                                                 Angell & Deering
                                                 Certified Public Accountants

Denver, Colorado
January 24, 2002

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $    60,690
  Accounts receivable:
  Trade, net of allowance for doubtful
    accounts of $3,600                                                   36,698
  Other                                                                   2,128
  Inventories                                                           411,437
  Marketable securities                                                   9,412
                                                                    -----------

         Total Current Assets                                           520,365
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                   1,188,671
  Production equipment                                                   45,200
  Computer equipment                                                     43,721
  Office furniture and equipment                                         40,528
                                                                    -----------
                                                                      1,318,120
  Less accumulated depreciation                                      (1,007,060)
                                                                    -----------

         Net Property and Equipment                                     311,060
                                                                    -----------

Other Assets:
  Deposits                                                                3,161
                                                                    -----------

         Total Other Assets                                               3,161
                                                                    -----------

         Total Assets                                               $   834,586
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable:
   Trade                                                            $   260,417
   Related entities                                                       9,600
  Accrued expenses                                                       81,543
  Accrued Medicare obligation                                           100,000
                                                                    -----------

         Total Current Liabilities                                      451,560
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized,
   none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized,
   20,320,670 shares issued and outstanding                              20,321
  Paid in capital                                                     9,019,223
  Accumulated deficit                                                (8,415,338)
  Accumulated other comprehensive loss                                 (224,680)
  Unearned compensation                                                 (16,500)
                                                                    -----------

         Total Stockholders' Equity                                     383,026
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $   834,586
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                              LONGPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                   2002            2001
                                                                   ----            ----
Net Revenues:
  Scanner sales                                               $    142,000    $    179,925
  Scanner rentals                                                   29,018          13,207
  Wound clinic management fees                                      36,000          36,419
  Contract revenue                                                 227,319            --
  Other                                                             10,112          22,499
                                                              ------------    ------------

     Total Revenues                                                444,449         252,050
                                                              ------------    ------------

Operating Expenses:
  Cost of sales                                                     67,869          84,515
  General and administrative                                     1,002,783       1,683,681
  Stock compensation expense                                        27,400         272,524
  Research and development expense                                 173,656          36,066
                                                              ------------    ------------

     Total Operating Expenses                                    1,271,708       2,076,786
                                                              ------------    ------------

     Operating Income (Loss)                                      (827,259)     (1,824,736)
                                                              ------------    ------------

Other Income (Expense):
  Interest and other income                                          7,802           6,956
  Litigation settlements                                              --           664,445
                                                              ------------    ------------

     Total Other Income (Expense)                                    7,802         671,401
                                                              ------------    ------------

Income (Loss) Before Provision for Income Taxes                   (819,457)     (1,153,335)

Provision for income taxes                                           6,605           7,494
                                                              ------------    ------------

Net Income (Loss)                                             $   (826,062)   $ (1,160,829)
                                                              ============    ============

Net Income (Loss) Per Basic and Diluted Share of
 Common Stock                                                 $       (.04)   $       (.06)

Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                                      19,763,456      18,422,299


                          The accompanying notes are an integral
                     part of these consolidated financial statements.



                                          LONGPORT, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                          Common Stock                              Current Years
                                                          ------------                Paid In       Comprehensive
                                                     Shares           Amount          Capital       Income (Loss)
                                                 -------------    -------------    -------------    -------------

Balance at December 31, 2000                        18,033,715    $      18,034    $   8,244,586
Issuance of common stock                               625,000              625          249,375
Repurchase of common stock                            (175,000)            (175)         (43,575)
Issuance of common stock for services                  626,955              627          256,744
Issuance of common stock in connection with
 employment agreements                                 125,000              125           33,625
Amortization of unearned compensation                     --               --               --
Compensation from issuance of stock options               --               --             15,153
Other comprehensive income (loss), net of tax:
   Unrealized (loss) on marketable securities             --               --               --      $     (29,412)
   Translation adjustment                                 --               --               --            (15,747)
Net loss                                                  --               --               --         (1,160,829)
                                                                                                    -------------
    Total Comprehensive Income (Loss)                     --               --               --      $  (1,205,988)
                                                 -------------    -------------    -------------    =============

Balance at December 31, 2001                        19,235,670           19,236        8,755,908
Issuance of common stock upon
 exercise of stock options                             640,000              640          159,360
Issuance of common stock for services                  120,000              120           27,280
Issuance of common stock for
 purchase of equipment                                 225,000              225           53,775
Issuance of common stock for
 payment of liabilities                                100,000              100           22,900
Amortization of unearned compensation                     --               --               --
Other comprehensive income (loss), net of tax:
   Unrealized (loss) on marketable securities             --               --               --      $     (49,412)
   Translation adjustment                                 --               --               --              2,821
Net loss                                                  --               --               --           (826,062)
                                                                                                    -------------
    Total Comprehensive Income (Loss)                     --               --               --      $    (872,653)
                                                 -------------    -------------    -------------    =============

Balance at December 31, 2002                        20,320,670    $      20,321    $   9,019,223
                                                 =============    =============    =============


                                      The accompanying notes are an integral
                                 part of these consolidated financial statements.



                                  LONGPORT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                           (Continued)


                                                                                    Accumulated
                                                                                       Other
                                                  Accumulated       Unearned       Comprehensive
                                                    Deficit        Compensation    Income (Loss)
                                                 -------------    -------------    -------------

Balance at December 31, 2000                     $(6,428,447)     $        --      $    (132,930)
Issuance of common stock                                  --               --               --
Repurchase of common stock                                --               --               --
Issuance of common stock for services                     --               --               --
Issuance of common stock in connection with
 employment agreements                                    --            (33,750)            --
Amortization of unearned compensation                     --              1,875             --
Compensation from issuance of stock options               --               --               --
Other comprehensive income (loss), net of tax:
   Unrealized (loss) on marketable securities             --               --            (29,412)
   Translation adjustment                                 --               --            (15,747)
Net loss                                            (1,160,829)            --               --


    Total Comprehensive Income (Loss)                     --               --               --
                                                 -------------    -------------    -------------

Balance at December 31, 2001                        (7,589,276)         (31,875)        (178,089)
Issuance of common stock upon
 exercise of stock options                                --               --               --
Issuance of common stock for services                     --               --               --
Issuance of common stock for
 purchase of equipment                                    --               --               --
Issuance of common stock for
 payment of liabilities                                   --               --               --
Amortization of unearned compensation                     --             15,375             --
Other comprehensive income (loss), net of tax:
   Unrealized (loss) on marketable securities             --               --            (49,412)
   Translation adjustment                                 --               --              2,821
Net loss                                              (826,062)            --               --

    Total Comprehensive Income (Loss)                     --               --               --
                                                 -------------    -------------    -------------

Balance at December 31, 2002                     $  (8,415,338)   $     (16,500)   $    (224,680)
                                                 =============    =============    =============


                              The accompanying notes are an integral
                         part of these consolidated financial statements.

                                           F-7(Continued)


                                   LONGPORT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                             2002           2001
                                                                             ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                                      $  (826,062)   $(1,160,829)
  Adjustments to reconcile net income (loss) to net cash
   (used) by operating activities:
    Depreciation and amortization                                            389,442        344,784
    Provision for bad debts                                                     --          405,205
    Impairment loss                                                           66,697           --
    Common stock issued for services                                          27,400        257,371
    Compensation from issuance of stock options                                 --           15,153
    Gain on sale of property and equipment                                   (16,996)          --
    Changes in assets and liabilities:
     Accounts receivable                                                     (27,324)         3,210
     Other receivables                                                         3,581         (5,709)
     Prepaid expenses and other                                               11,000          2,378
     Inventories                                                              22,006       (245,818)
     Accounts payable and accrued expenses                                    41,242        203,049
                                                                         -----------    -----------

      Net Cash (Used) By Operating Activities                               (309,014)      (181,206)
                                                                         -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                        (3,244)      (116,698)
  Proceeds from sale of property and equipment                                24,000           --
  Employee advances                                                             --           (8,800)
  Deposits                                                                      --            1,175
                                                                         -----------    -----------

      Net Cash Provided (Used) By Investing Activities                        20,756       (124,323)
                                                                         -----------    -----------

Cash Flows From Financing Activities:
  Issuance of common stock                                                   160,000        250,000
  Loans from related entities                                                 32,600           --
  Repurchase common stock                                                       --          (43,750)
                                                                         -----------    -----------

      Net Cash Provided By Financing Activities                              192,600        206,250
                                                                         -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                   2,821        (15,747)
                                                                         -----------    -----------

      Net (Decrease) in Cash and Cash Equivalents                            (92,837)      (115,026)

      Cash and Cash Equivalents at Beginning of Year                         153,527        268,553
                                                                         -----------    -----------

      Cash and Cash Equivalents at End of Year                           $    60,690    $   153,527
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                              $      --      $      --
   Income taxes                                                                6,605          7,494

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Issuance of common stock for repayment of liabilities                  $    23,000    $      --
  Unrealized loss on marketable securities                                    49,412         29,412
  Common stock issued for future services                                       --           33,750
  Inventories transferred to property and equipment                          107,323           --
  Purchase of equipment for common stock                                      54,000           --


                               The accompanying notes are an integral
                          part of these consolidated financial statements.

                                                F-8

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies
    ------------------------------------------
     Description of Business
     -----------------------
          Longport, Inc. (the "Company") was incorporated January 22, 1993. The Company was formed to market and distribute wound care products. In 1995, the Company began managing wound healing centers under management services contracts and ceased operations under such contracts in early 2003. The Company has developed a soft tissue ultrasound scanner (the "Scanner"). The Scanner is used in numerous wound care and other medical applications.

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

     Inventories
     -----------
          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method. Inventories consist of the following at December 31, 2002:

          Raw materials                            $   40,256
          Finished goods                              371,181
                                                   ----------
          Total                                    $  411,437
                                                   ==========

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies (Continued)
    ------------------------------------------------------
     Comprehensive Income
     --------------------
          Comprehensiveincome consists of net income (loss) and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses.

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

          Depreciation of property and equipment charged to operations is $374,067 and $334,644 for the years ended December 31, 2002 and 2001, respectively.

     Intangible Assets
     -----------------
          The Company has an intangible asset for purchased licensing rights, with an indefinite life. In accordance with SFAS No. 142, the asset is recorded at cost, net of any amortization recorded prior to the adoption of SFAS No. 142, and evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the year the ended December 31, 2002 management determined that the value of these licensing rights was nominal and therefore impaired. This determination is based on the fact that the Company has not received any economic benefit from these rights from the date of their purchase, nor does management expect to receive any future economic benefit. The impairment loss of $66,697 is included in general and administrative expenses for the year ended December 31, 2002.

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies (Continued)
    ------------------------------------------------------
     Unearned Compensation
     ---------------------
          The Company issued shares of restricted common stock to certain officers of the Company in connection with their employment agreements. The common stock was issued as compensation for future services to be performed over the three year term of the employment agreements. The fair value of the shares issued has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense over the life of the employment agreement.

     Revenue Recognition
     -------------------
          The Company recognizes revenue from product sales when earned, that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product. Sales incentives and returns are estimated and recognized at the date of shipment based upon historical activity and current agreements with customers. The Company evaluates these estimates on a regular basis and revises them as necessary. Revenue from medical services are recognized as the Company performs the services.

     Contract Revenue
     ----------------
          The Company is a subcontractor to a grant between Lackawanna Junior College and the Pennsylvania Department of Health to perform certain research services for a cancer assessment system. The grant was entered into in June 2002 and covers the period from July 1, 2001 through June 30, 2003. The total grant is for $500,000 and the Company's portion is approximately $475,000 and will be recognized as income as the services are performed and billed to Lackawanna Junior College. Contract revenue and the related research and development costs recognized during the year ended December 31, 2002 were $227,319 and $164,906, respectively.

     Research and Development
     ------------------------
          Research and development costs are expensed as incurred. Research and development costs were $173,656 and $36,066 for the years ended December 31, 2002, and 2001, respectively.

     Advertising
     -----------
          The Company advertises primarily through print media and on the Internet. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $18,112 and $58,603 for the years ended December 31, 2002 and 2001, respectively.

     Stock-Based Compensation
     ------------------------
          The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize


                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies (Continued)
    ------------------------------------------------------
     Stock-Based Compensation (Continued)
     ------------------------------------
          compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced as follows:

                                                                  2002             2001
                                                                  ----             ----
          Net income (loss), as reported                      $  (826,062)      $(1,160,829)
          Less stock based employee compensation expense
           determined under fair value based methods for all
           awards, net of related tax effects                      46,832           545,284
                                                              -----------       -----------

          Pro forma net income (loss)                         $  (872,894)      $(1,706,113)
                                                              ===========       ===========

          Net income (loss) per basic and diluted share of
           common stock:
             As reported                                      $      (.04)      $      (.06)
             Pro forma
                                                              $      (.04)      $      (.09)

          The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2001. The Company did not grant any stock options in 2002.


                                                                        2001
                                                                        ----
          Risk-free interest rate                                       3.02%
          Expected life                                               2.49 years
          Expected volatility                                         156.81%
          Expected dividend yield                                          0%

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

     Long-Lived Assets
     -----------------

          When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows.

          Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. If there is an impairment, an impairment charge would be determined by comparing the carrying amount of the assets to the applicable estimated future cash flows, discounted at a risk-adjusted rate or market appraisals. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

                                      F-12

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies (Continued)
    ------------------------------------------------------
     Shipping and Handling Costs
     ---------------------------
          The Company includes shipping and handling costs in cost of sales.

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

     Net Income (Loss) Per Basic and Diluted Share of Common Stock
     -------------------------------------------------------------
          Basic earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2002 and 2001 is presented in Note 4.

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

     Recently Issued Accounting Standards
     ------------------------------------
          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2002, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies (Continued)
    ------------------------------------------------------
     Recently Issued Accounting Standards (Continued)
     ------------------------------------------------
          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2002 which did not result in any impact on the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 which did not result in any impact on the Company's financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have any impact on the Company's financial position or results of operations.


2.  Marketable Securities
    ---------------------
          Marketable securities are carried on the balance sheet at their market value.

                                                          Unrealized      Market
                                             Cost         Gain (Loss)      Value
                                             ----         -----------      -----
          As of December 31, 2002:
            Available-for-sale securities:
              Equity securities             $ 200,000      $(190,588)     $9,412
                                            ---------      ---------      ------

          Total                             $ 200,000      $(190,588)     $9,412
                                            =========      ==========     ======

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Income Taxes
    ------------

          The components of the provision for income taxes are as follows:

                                                        2002             2001
                                                        ----             ----
          Current:
             Federal                                  $   --           $   --
             State                                       6,605            7,494
                                                      --------         --------
             Total                                       6,605            7,494
                                                      --------         --------

          Deferred:
             Federal                                      --               --
             State                                        --               --
                                                      --------         --------
             Total                                        --               --
                                                      --------         --------

          Total Provision For Income Taxes            $  6,605         $  7,494
                                                      ========         ========

          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                        2002             2001
                                                        ----             ----
          Federal statutory rate                        (34)%            (34)%
          State income taxes, net of federal benefits    (6)              (6)
          Valuation allowance                            40               40
                                                        ---              ---

          Total                                          -- %             -- %
                                                        ====             ====

          The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                         2002            2001
                                                         ----            ----
          Income taxes at the federal statutory rate  $(280,861)      $(392,140)
          State income taxes, net of federal benefits   (49,564)        (69,200)
          Nondeductible expenses                        102,385          70,356
          Valuation allowance                           234,645         398,478
                                                      ---------       ---------

          Total                                           6,605       $   7,494
                                                      =========       =========

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Income Taxes (Continued)
    ------------------------
          Significant components of deferred income taxes as of December 31, 2002 are as follows:

          Net operating loss carryover                            $ 3,164,000
          Property and equipment                                       44,000
          Intangible assets                                            25,000
          Reserve for bad debts                                         2,000
          Other                                                         1,000
                                                                  -----------
          Total Deferred Tax Asset                                  3,236,000
                                                                  -----------

          Stock option compensation                                  (140,000)
                                                                  -----------

          Total Deferred Tax Liability                               (140,000)
                                                                  -----------

          Less valuation allowance                                 (3,096,000)
                                                                  -----------

          Net Deferred Tax Asset                                  $      --
                                                                  ===========

          The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $3,096,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $250,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $7,600,000 and $5,700,000, respectively. Such carryforwards expire in the years 2008 through 2022 and 2006 through 2022 for federal and state purposes, respectively.


4.  Net Income (Loss) Per Share of Common Stock
    -------------------------------------------
          The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2002 and 2001. For the years ended December 2002 and 2001 options and warrants to purchase 2,445,714 and 4,660,714 common shares, respectively, were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.

                                                      2002            2001
                                                      ----            ----
          Net income (loss)                       $  (826,062)    $(1,160,829)
                                                  ===========     ===========

          Weighted-average common shares
              outstanding:
            Weighted average common shares
              outstanding -
                Basic                              19,763,456      18,422,299

            Dilutive securities                          --              --
                                                  -----------     -----------

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Net Income (Loss) Per Share of Common Stock (Continued)
    -------------------------------------------------------

                                                        2002            2001
                                                        ----            ----
          Weighted-average common shares
            outstanding -
               Diluted                               19,763,456      18,422,299
                                                    ===========     ===========

          Net income (loss) per basic and
           diluted share of common stock            $      (.04)    $     ( .06)


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

          The following table contains information on the stock options under the Company's Plan for the years ended December 31, 2002 and 2001.


                                                                       Weighted
                                                                       Average
                                                       Number of       Exercise
                                                        Shares         Price
                                                       --------        --------
          Options outstanding at December 31, 2000      600,000        $   1.00
           Granted                                           --              --
           Exercised                                         --              --
           Cancelled                                   (400,000)           1.00
                                                       --------        --------

          Options outstanding at December 31, 2001      200,000            1.00
           Granted                                           --              --
           Exercised                                         --              --
           Cancelled                                   (200,000)           1.00
                                                       --------        --------

          Options outstanding at December 31, 2002           --        $     --
                                                       ========        ========


                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Stock Options and Warrants (Continued)
    --------------------------------------
     Other Stock Options
     -------------------

          The Company has granted stock options to employees, consultants and other individuals. The outstanding options expire from August 2003 through October 2004. The following table contains information on all of the Company's Non Plan stock options for the years ended December
          31, 2002 and 2001.

                                                       Number of    Weighted Average
                                                         Shares      Exercise Price
                                                       ---------     --------------

          Options outstanding at December 31, 2000     1,390,000         $1.38
            Granted                                    2,650,000           .36
            Exercised                                         --            --
            Cancelled                                 (1,390,000)         1.38
                                                      ----------         -----

          Options outstanding at December 31, 2001     2,650,000           .36
            Granted                                          --             --
            Exercised                                   (640,000)          .25
            Cancelled                                   (750,000)          .42
                                                      -----------        -----

          Options outstanding at December 31, 2002     1,260,000         $ .38
                                                      ==========         =====

     Warrants
     --------
          In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $1.00 at anytime until
          June 30, 2003. All 1,185,714 warrants are outstanding as of December
          31, 2002.

          In August and November 2001 the Company sold 625,000 Units of the
          Company's securities. Each unit consists of one share of the Company's common stock and one common stock purchase warrant for $.40 per unit.
          The Warrants entitle the holder to purchase one share of the Company's common stock for $.40 for one year from the date of the Units. All
          625,000 warrants expired during 2002.

     Other Stock Option Information
     ------------------------------
          The weighted average fair value price of options granted in 2001 was
          $.23.

          The following table summarizes information about the Company's stock based compensation plans at December 31, 2002.

          Options Outstanding and Exercisable by Price Range as of December 31,
          2002:

                                 Options Outstanding                                    Options Exercisable
                                 -------------------                                    -------------------
                                                Weighted
                                                 Average          Weighted                             Weighted
             Range of                           Remaining          Average                              Average
             Exercise           Number         Contractual        Exercise            Number           Exercise
              Prices          Outstanding     Life In Years         Price           Exercisable          Price
              ------          -----------     -------------         -----           -----------          -----
             $.25-$.70          1,260,000          1.21              $.38            1,060,000           $.38
            ==========        ===========         =====             =====           ==========           =====


                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Stock Options and Warrants (Continued)
    --------------------------------------
     Compensation Expense
     --------------------
          The Company recorded compensation expense of $15,153 for the year ended December 31, 2001, for the value of options granted to consultants of the Company. The valuation of the options granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the
          Black-Scholes option pricing model.

          The Company also recorded compensation expense of $27,400 and $257,371 for the years ended December 31, 2002 and 2001, respectively for the value of common stock issued to consultants for services provided to the Company.

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

                                              Unrealized                            Accumulated
                                              Gain (loss)         Foreign              Other
                                             on Marketable       Currency          Comprehensive
                                              Securities        Translation        Income (Loss)
                                              ----------        -----------        -------------

          Balance at December 31, 2000        $(111,764)         $ (21,166)          $(132,930)
          2001 change                           (29,412)           (15,747)            (45,159)
                                              ---------          ---------           ---------

          Balance at December 31, 2001         (141,176)           (36,913)           (178,089)
          2002 change                           (49,412)             2,821             (46,591)
                                              ---------          ---------           ---------
          Balance at December 31, 2002        $(190,588)         $ (34,092)          $(224,680)
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

8.  Related Entity Transactions
    ---------------------------
          The Company has a non-interest bearing advance from a director in the amount of $9,600 as of December 31, 2002.

                                      F-19

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Commitments and Contingencies
    -----------------------------
     Leases
     ------
          The Company leases office equipment and office facilities under long-term leasing arrangements. The Company's office facilities lease contains a one-year renewal option. The following is a schedule of future minimum lease payments at December 31, 2002 under the Company's operating leases which have an initial or remaining noncancellable lease term in excess of one year:

           Year Ending                                         Operating
           December 31,                                          Leases
           ------------                                         --------
               2003                                             $ 44,647
               2004                                               38,941
                                                                --------

                   Total Future Minimum Lease Payments          $ 83,588
                                                                ========

          Rental expense charged to operations was $54,728 and $63,543 for the years ended December 31, 2002 and 2001, respectively.

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

          As of December 31, 2002, the Company has an accrued liability of $100,000 as a result of the above proceedings. The $100,000 accrual is the Company's best estimate of the potential liability based on all of the facts and circumstances currently known.

10. Concentration of Credit Risk and Major Customers
    ------------------------------------------------
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company's cash in its banks exceeded the federally insured limits at certain points during the year.

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

                         LONGPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Concentration of Credit Risk and Major Customers (Continued)
    ------------------------------------------------------------
          Revenues from outside the United States were approximately $-- and $39,132 for the years ended December 31, 2002 and 2001, respectively which were entirely in the United Kingdom. Total assets were $404,099 in foreign countries at December 31, 2002 which were all located in the United Kingdom.

          Revenues from major customers, as a percentage of total revenue, for the years ended December 31, 2002 and 2001 were as follows:

                                                 2002            2001
                                                 ----            ----
           Customer A                             23%              * %
           Customer B                              *%            19.6%
           Customer C                             51%              * %
           Customer D                              *%            39.7%
           Customer E                              *%            19.0%
           Customer F                              *%            15.5%

           * Less than 10%


11. Fair Value of Financial Instruments
    -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2002:

                                                Carrying         Estimated
                                                 Amount          Fair Value
                                                --------          --------
          Financial Assets:
          Cash and cash equivalents             $ 60,690          $ 60,690
          Marketable securities                    9,412             9,412

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

We have had no disagreements with our independent accountants with respect to accounting and financial disclosure. On January 15, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding a change of our independent auditor and certifying accountant from Angell & Deering, Certified Public Accountants to Mayer Hoffman McCann P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The name, age and position of each of our executive officers and directors are set forth below:

                                                                     Officer/
       Name                 Age             Office                Director Since
       ----                 ---             ------                --------------

James R. McGonigle          58     Chairman of the Board of             1993
                                   Directors and Chief Accounting
                                   Officer

Michael C. Boyd             61     Chief Executive Officer,             2001
                                   President and Director

Paul R. Quintavalle, DPM    52     Director                             2001

Brian W. Clymer             55     Director                             2001

Paul D. Wilson              45     Director                             2001


Directors hold office for a period of one year from their election at the annual meeting of shareholders and until their successors are duly elected and qualified. Officers of Longport are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has no audit, nominating or compensation committee. No director receives compensation for services as a director.

Background

The following is a summary of the business experience of each officer and director of Longport:

James R. McGonigle founded Longport and has served as our Chairman and Chief Executive Officer since its inception in January 1993. In 1987 Mr. McGonigle founded Ventnor Corp., one of the charter public companies listed on the American Stock Exchange's Emerging Company Marketplace. Mr. McGonigle also founded MarGate Ventures, Inc., which is currently listed on the NASDAQ SmallCap Market. He earned his Bachelor of Science in Economics from Widener University and his Master of Business Administration (MBA) from Drexel University.

Michael C. Boyd acted as a business consultant from January 1998 until he joined Longport in October 2001. From April 1996 to January 1998, he was founder, President and a director of TeleSpectrum Worldwide, Inc., a rollup of six direct marketing companies that reached annual revenue of approximately $200 million. From 1986 to 1995, he was co-founder, President and a director of QVC Network, Inc., a cable television retailer with over 6,000 employees whose sales rose during his employment to over $1.3 billion annually. Mr. Boyd has significant experience in the direct response industry, having held senior positions at Franklin Mint and Lillian Vernon Corporation. He is a member of the governing boards of Penn Mutual Insurance Company, the Greentree Perpetual Assurance Company, Altura International, TCIM Services and Smoke Stoppers, Inc. Mr. Boyd earned a Bachelor of Arts degree from the University of Delaware.

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

Paul D. Wilson has been a principal of Quality Medical Instruments, Ltd., a UK-based medical consulting firm he co-founded, since 1995. Since 1999, he has also been Managing Director of Longport International, our UK-based technology marketing subsidiary. He was employed by Fulmer Research, a UK-based technology and engineering company, from 1976 to 1992 as a Division Manager. He has also been involved in the application and development of high-resolution ultrasound for over 20 years. Mr. Wilson earned a degree in Applied Physics from Thomas Valley University in the UK.


Item 10. Executive Compensation
-------------------------------

The following table discloses all compensation paid to our Chief Executive Officer for the years ended December 31, 2001 and 2002 No executive officer's annual compensation exceeded $100,000 in either year.

                                         Summary Compensation Table


(a)           (b)     (c)         (d)         (e)               (f)          (g)       (h)          (i)
Name &                                      Other             Restricted
Principal                                   Annual            Stock        Options/   LTIP         All Other
Position      Year   Salary($)   Bonus($)   Compensation($)   Awards($)    SARS(#)    Payouts($)   Compensation($)
--------      ----   ---------   --------   ---------------   ---------    -------    ----------   ---------------

Michael C.    2001   -0-(1)       -0-         -0-               -0-          -0-        -0-           -0-
Boyd          2002   -0-(1)       -0-         -0-               -0-          -0-        -0-           -0-
President and
Chief Executive
Officer

(1) In October 2001, we entered into a three-year employment agreement with Michael C. Boyd to act as our Chief Executive Officer and President. Under the employment agreement, Mr. Boyd does not receive a cash salary but received 100,000 shares of our common stock and options to purchase up to 1,000,000 additional shares exercisable at $.25 per share until October 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

                             PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the ownership of our Common Stock on the record date by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and (iii) all directors and officers of Longport as a group. All shares are owned beneficially and of record and the shareholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. The addresses of all shareholders listed in the table are in care of Longport. The table includes common stock purchase warrants and stock options exercisable by the holder within 60 days from the date hereof.

                                        Number of
Name                                   Shares Owned         Percent of Class
----                                   ------------         ----------------
James R. McGonigle (1)                  1,760,893                 8.6%
Michael C. Boyd (2)                     1,100,000                 5.3%
Paul R. Quintavalle (3)                   420,000                 2.0%
Brian W. Clymer (4)                       100,000                  .5%
Paul D. Wilson (5)                        450,000                 2.2%
Michie Proctor and                      2,669,174                13.1%
  Joyce Proctor (6)
The First Baptist Church                1,385,477                 6.8%
of Southwest Broward
All officers and directors
as a group (five persons)               3,830,893                18.0%


(1) Includes 1,143,750 shares held by James R. McGonigle, 517,143 shares held by Wound Healing Systems, Inc., a corporation controlled by Mr. McGonigle, and 100,000 common stock purchase warrants also held by Colpat, Inc.

(2) Includes 360,000 common stock options.

(3) Includes 200,000 common stock options.

(4) Includes 100,000 common stock options.

(5) Includes 200,000 common stock options.

(6) Includes 2,118,258 shares held by Michie Proctor, 450,916 shares held by Michie Proctor and Joyce Proctor and 100,000 common stock purchase warrants held by Michie and Joyce Proctor.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

We have a consulting agreement with Wound Healing Systems, Inc, Inc., a company owned and controlled by James R. McGonigle, our Chairman, pursuant to which Wound Healing Systems, Inc. provides services to us for an agreed upon monthly fee. The current consulting fee is $5,000 monthly. From 1996 through 2001, we had a similar arrangement with Colpat, Inc., to provide monthly services.

In March 2003 we entered into an agreement to borrow $200,000 from the First Baptist Church, an affiliate, in order to finance production of additional Scanners. The loan will be evidenced by an unsecured promissory note bearing interest of 25% over 16 months to be paid proportionately from the sale of each scanner.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits.

     Exhibit No.                Title
     -----------                -----

       3.1         Certificate of Incorporation of Registrant(1)
       3.2         Bylaws of Registrant(1)
       4.1         Form of Common Stock Purchase Warrant(1)
       10.25       Research and Licensing Agreement (UMDS)(1)
       10.30       Services Agreement (West Jersey Health System)(2)
       10.32       Agreement with R. D. Bowers Associates (1)
       10.33       Agreement with Professional Home Care Services (1)
       10.34       Agreement with Austin Medical, Inc. (1)
       10.35       Letter of Understanding with GWR Medical, LLP (1)
       10.36       Technology Transfer Agreement (VMOS) (1)
       10.37       Technology Transfer Agreement (SWS) (1)
       10.37       Newtown Square Office Lease(3)
       21.1        Subsidiaries of Registrant(1)
       99.1        Certification Pursuant to 18 U.S.C. Section 1350
       99.2        Certification Pursuant to 18 U.S.C. Section 1350


(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No.33-75236 and Post Effective Amendment No.1 thereto.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(b)  Reports on Form 8-K

     On January 15, 2003, we filed a Current Report on Form 8-K with the SEC regarding a change in our independent auditor and certifying accountant from Angell & Deering, Certified Public Accountants to Mayer Hoffman McCann P.C. This change occurred solely as a result of the partners of Angell & Deering joining Mayer Hoffman McCann P.C.


Item 14. Controls and Procedures
--------------------------------

Within the 90 days prior to the date of filing this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on March 31, 2003.

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


        Signature                       Title                          Date
        ---------                       -----                          ----

 /s/ James R. McGonigle      Chairman of the Board of Directors,  March 31, 2003
-----------------------      Chief Financial Officer
James R. McGonigle           (Principal Accounting Officer)


 /s/ Michael C. Boyd         Chief Executive Officer, President   March 31, 2003
-----------------------      and Director
Michael C. Boyd


 /s/ Paul Quintavalle        Director                             March 31, 2003
-----------------------
Paul Quintavalle


 /s/ Brian W. Clymer         Director                             March 31, 2003
-----------------------
Brian W. Clymer


 /s/ Paul D. Wilson          Director                             March 31, 2003
-----------------------
Paul D. Wilson

CERTIFICATION OF PERIODIC REPORT

I, Michael C. Boyd, certify that:

     1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of Longport, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                                /s/ Michael C. Boyd
                                                     -------------------
                                                     Michael C. Boyd
                                                     Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT

I, James R. McGonigle, certify that:

     1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of Longport, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                                /s/ James R. McGonigle
                                                     ----------------------
                                                     James R. McGonigle
                                                     Chief Financial Officer