Form 10QSB
period 2003-03-31
LONGPORT INC
filed 2003-05-14
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarter ended March 31, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     There were 20,520,670 shares of the Registrants common stock, $.001 par value outstanding on March 31, 2003.

                                 LONGPORT, INC.
                                  FORM 10-QSB





                                      INDEX
                                                                            Page
                                                                            ----
Part I   Financial Information

              Item 1. Financial Statements

              Condensed Consolidated Balance Sheet
              as of March 31, 2003.......................................    1-2

              Condensed Consolidated Statements of
              Operations for the three months ended
              March 31, 2003 and 2002....................................      3

              Condensed Consolidated Statements of Changes
              in Stockholders' Equity for the three months ended
              March 31, 2003 and 2002....................................      4

              Condensed Consolidated Statements of
              Cash Flows for the three months ended
              March 31, 2003 and 2002....................................      5

              Notes to Condensed Consolidated Financial
              Statements.................................................    6-7

              Item 2.  Management's Discussion and
              Analysis of Financial Condition and Results
              of Operations..............................................   8-12

              Item 3.  Controls and Procedures...........................     12

Part II  Other Information and Signatures................................  13-14

              Item 6.  Exhibits and Reports on Form 8-K..................  13-14

         Certifications .................................................  15-18

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $    26,555
  Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $3,600                                                109,440
  Inventories                                                           381,023
  Marketable securities                                                  11,765
  Deposits                                                              115,000
                                                                    -----------

             Total Current Assets                                       643,783
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                   1,186,977
  Production equipment                                                   44,635
  Computer equipment                                                     50,743
  Office furniture and equipment                                         34,792
                                                                    -----------
                                                                      1,317,147
  Less accumulated depreciation                                      (1,067,260)
                                                                    -----------

             Net Property and Equipment                                 249,887
                                                                    -----------

Other Assets:
  Deposits                                                                3,161
                                                                    -----------

             Total Other Assets                                           3,161
                                                                    -----------

             Total Assets                                           $   896,831
                                                                    ===========


                     The accompanying notes are an integral
       part of these unaudited condensed consolidated financial statements

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable:
    Trade                                                           $   284,787
    Related entities                                                      9,480
  Accrued expenses                                                       82,127
  Accrued Medicare obligation                                           100,000
                                                                    -----------

             Total Current Liabilities                                  476,394
                                                                    -----------

Long-Term Debt:
  Note payable - related entity                                         200,000
                                                                    -----------

Stockholders' Equity:
  Preferred stock: $.001 par value, 1,000,000 shares authorized
    none issued or outstanding                                             --
  Common stock: $.001 par value, 25,000,000 shares authorized
    20,520,670 shares issued and outstanding                             20,521
  Paid in capital                                                     9,075,023
  Accumulated deficit                                                (8,637,655)
  Accumulated other comprehensive loss                                 (223,202)
  Unearned compensation                                                 (14,250)
                                                                    -----------

             Total Stockholders' Equity                                 220,437
                                                                    -----------

             Total Liabilities and Stockholders' Equity             $   896,831
                                                                    ===========



                     The accompanying notes are an integral
       part of these unaudited condensed consolidated financial statements

                         LONGPORT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                       2003            2002
                                                   ------------    ------------

Net Revenues:
  Scanner sales                                    $     20,000    $     84,000
  Scanner rentals                                         1,750           3,600
  Wound clinic management fees                             --             9,000
  Contract revenue                                      107,955            --
  Other                                                      48           4,814
                                                   ------------    ------------

    Total Revenues                                      129,753         101,414
                                                   ------------    ------------

Operating Expenses:
  Cost of sales                                          10,608          36,969
  General and administrative                            163,827         302,636
  Stock compensation expense                              2,250            --
  Research and development expense                      118,177            --
                                                   ------------    ------------

    Total Operating Expenses                            294,862         339,605
                                                   ------------    ------------

Operating Income (Loss)                                (165,109)       (238,191)
                                                   ------------    ------------

Other Income (Expense):
  Interest and other income                                 355             436
  Interest expense                                      (57,563)           --
                                                   ------------    ------------

    Total Other Income (Expense)                        (57,208)            436
                                                   ------------    ------------

Income (Loss) Before Provision for Income Taxes        (222,317)       (237,755)

Provision for income taxes                                 --             2,526
                                                   ------------    ------------

Net Income (Loss)                                  $   (222,317)   $   (240,281)
                                                   ============    ============

Net Income (Loss) Per Basic and Diluted Share of
  Common Stock                                     $      (0.01)   $      (0.01)

Weighted Average Number of Basic and Diluted
  Common Shares Outstanding                          20,351,781      19,347,781


                     The accompanying notes are an integral
       part of these unaudited condensed consolidated financial statements


                                       LONGPORT, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                 Common Stock                      Current Years
                                                          -------------------------     Paid In    Comprehensive
                                                            Shares        Amount        Capital    Income (Loss)
                                                          -----------   -----------   -----------   -----------

Three Months Ended March 31, 2003:
----------------------------------
Balance at December 31, 2002                               20,320,670   $    20,321   $ 9,019,223
Issuance of common stock in connection
  with the receipt of loan                                    200,000           200        55,800
Amortization of unearned compensation                            --            --            --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --            --            --     $     2,353
  Translation adjustment                                         --            --            --            (875)

Net loss                                                         --            --            --        (222,317)
                                                                                                    -----------
  Total Comprehensive Income (Loss)                              --            --            --     $  (220,839)
                                                          -----------   -----------   -----------   ===========

Balance at March 31, 2003                                  20,520,670   $    20,521   $ 9,075,023
                                                          ===========   ===========   ===========

Three Months Ended March 31, 2002:
----------------------------------
Balance at December 31, 2001                               19,235,670   $    19,236   $ 8,755,908
Issuance of common stock upon exercise of stock options       100,000           100        24,900
Issuance of common stock for services                          20,000            20         5,080
Issuance of common stock for purchase of equipment            225,000           225        53,775
Amortization of unearned compensation                            --            --            --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --            --            --     $    23,529
  Translation adjustment                                         --            --            --          (5,736)

Net loss                                                         --            --            --        (240,281)
                                                                                                    -----------
  Total Comprehensive Income (Loss)                              --            --            --     $  (222,488)
                                                          -----------   -----------   -----------   ===========

Balance at March 31, 2002                                  19,580,670   $    19,581   $ 8,839,663
                                                          ===========   ===========   ===========

Table continues on following page.


                                    LONGPORT, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                              (Continued)

                                                                                        Accumulated
                                                                                           Other
                                                          Accumulated     Unearned     Comprehensive
                                                            Deficit     Compensation   Income (Loss)
                                                          -----------    -----------    -----------

Three Months Ended March 31, 2003:
----------------------------------
Balance at December 31, 2002                              $(8,415,338)   $   (16,500)   $  (224,680)
Issuance of common stock in connection
  with the receipt of loan                                       --             --             --
Amortization of unearned compensation                            --            2,250           --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --            2,353
  Translation adjustment                                         --             --             (875)

Net loss                                                     (222,317)          --             --

  Total Comprehensive Income (Loss)                              --             --             --
                                                          -----------    -----------    -----------

Balance at March 31, 2003                                 $(8,637,655)   $   (14,250)   $  (223,202)
                                                          ===========    ===========    ===========

Three Months Ended March 31, 2002:
----------------------------------
Balance at December 31, 2001                              $(7,589,276)   $   (31,875)   $  (178,089)
Issuance of common stock upon exercise of stock options          --             --             --
Issuance of common stock for services                            --             --             --
Issuance of common stock for purchase of equipment               --             --             --
Amortization of unearned compensation                            --            2,813           --
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on marketable securities                --             --           23,529
  Translation adjustment                                         --             --           (5,736)

Net loss                                                     (240,281)          --             --

  Total Comprehensive Income (Loss)                              --             --             --
                                                          -----------    -----------    -----------

Balance at March 31, 2002                                 $(7,829,557)   $   (29,062)   $  (160,296)
                                                          ===========    ===========    ===========


                                The accompanying notes are an integral
                  part of these unaudited condensed consolidated financial statements

                                             4 (continued)

                            LONGPORT, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                    2003         2002
                                                                 ---------    ---------
Cash Flows From Operating Activities:
  Net income (loss)                                              $(222,317)   $(240,281)
  Adjustments to reconcile net inocme (loss) to net cash
    (used) by operating activities:
      Depreciation and amortization                                 64,250       88,200
      Common stock issued for services                                --          7,913
      Common stock issued for interest expense                      56,000         --
      Property disposed of                                            --          7,263
      Changes in assets and liabilities:
        Accounts receivable                                        (70,614)     (34,805)
        Prepaid expenses and other                                (115,000)      11,000
        Inventories                                                 31,249       38,283
        Accounts payable and accrued liabilities                    24,834      (14,722)
                                                                 ---------    ---------

          Net Cash (Used) By Operating Activities                 (231,598)    (137,149)
                                                                 ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                              (1,662)        --
  Loans from related entities                                         --          4,992
                                                                 ---------    ---------

          Net Cash Provided (Used) By Investing Activities          (1,662)       4,992
                                                                 ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from note payable                                       200,000         --
  Issuance of common stock                                            --         25,000
                                                                 ---------    ---------

          Net Cash Provided By Financing Activities                200,000       25,000
                                                                 ---------    ---------

Effect of exchange rate changes on cash and cash equivalents          (875)      (5,103)
                                                                 ---------    ---------

          Net (Decrease) in Cash and Cash Equivalents              (34,135)    (112,260)

          Cash and Cash Equivalents at Beginning of Period          60,690      153,527
                                                                 ---------    ---------

          Cash and Cash Equivalents at End of Period             $  26,555    $  41,267
                                                                 =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                     $    --      $    --
    Income taxes                                                      --          2,526

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
    Unrealized gain on marketable securities                         2,353       23,529
    Purchase of equipment for common stock                            --         54,000


                        The accompanying notes are an integral
          part of these unaudited condensed consolidated financial statements

                                           5

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2003. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2002 previously filed with the Securities and Exchange Commission.

2. Stock-Based Compensation
---------------------------
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2003         2002
                                                     ---------    ---------
    Net income (loss), as reported                   $(222,317)   $(240,281)
    Less stock based employee compensation expense
      determined under fair value based methods
      for all awards, net of related tax effects       (11,503)     (11,708)
                                                     ---------    ---------

    Pro forma net income (loss)                      $(233,820)   $(251,989)
                                                     =========    =========


Net income (loss) per basic and diluted
  share of common stock:
   As reported                                       $   (0.01)   $   (0.01)
   Pro forma                                         $   (0.01)   $   (0.01)


3. Net Income (Loss) Per Basic and Diluted Share of Common Stock
----------------------------------------------------------------
Basic earnings per common share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
(loss) for the period by the weighted average number of common shares outstanding during the period increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Net Income (Loss) Per Basic and Diluted Share of Common Stock (Continued)
----------------------------------------------------------------------------
The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002. For the three months ended March 31, 2003, options and warrants to purchase 2,445,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three months ended March 31, 2002 options and warrants to purchase 4,560,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
Net income (loss)                                         $   (222,317)   $   (240,281)
                                                          ============    ============

Weighted average common shares outstanding:
   Weighted average common shares outstanding - basic       20,351,781      19,347,781
   Dilutive securities                                            --              --
                                                          ------------    ------------

   Weighted average common shares outstanding - diluted     20,351,781      19,347,781
                                                          ============    ============

Net income (loss) per common share
   Basic                                                  $       (.01)   $       (.01)
   Diluted                                                $       (.01)   $       (.01)


4. Recently Issued Accounting Standards
---------------------------------------
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which did not result in any impact on the Company's financial position or results of operations.

5. Note Payable
---------------
In March 2003, the Company entered into a note payable agreement with a related entity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of date of the agreement. The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid. The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above. The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

                 THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
                 THREE MONTHS ENDED MARCH 31, 2002

     Revenues for the first quarter of 2003 were $129,753 compared to $101,414 for the third quarter of 2002. This increase was primarily the result of contract revenue received, in partnership with Lackawanna Junior College, from the Pennsylvania Department of Health for the development of the linear array probe utilized in the Longport Digital Scanner.

     Total operating expenses for the first quarter of 2003 were $294,862 compared to $339,605 for the first quarter of 2002. This decrease is primarily due to a reduction of general and administrative expenses.

     The Company experienced a net loss of $222,317 for the first quarter of 2003 compared to net loss of $240,281 for the first quarter of 2002.




Strategy to Achieve Profitable Operations

     During the first quarter, the Company revised its business plan in line with ongoing developments. This plan includes provisions for additional product development, research, marketing, and infrastructure expenses necessary to bring the Company's product to market. The Company will require additional funding to implement this plan and management believes the plan will be a key factor in the Company's ability to raise the necessary capital. This fund raising effort will continue to be management's key focus.

Liquidity and Capital Resources

     As of March 31, 2003 The Company had $26,555 in cash and cash equivalents and long-term debt of $200,000. The Company expects that additional cash will need to be raised in order to produce and market the scanners. Repayment of the long-term debt will be at the rate of $6,250 per scanner sold with the balance payable in July 2003.

     Cash flows from operations used $231,598 primarily as a result of the net loss for the period of $222,317. Investing activities used $1,662 of cash from capital expenditures. Financing activities provided $200,000 of cash from the note payable entered into with a related entity.

     Longport is a subcontractor to a grant between Lackawanna Junior College and the Pennsylvania Department of Health to perform certain research services for a cancer assessment system. The grant was entered into in June 2002 and covers the period from July 1, 2001 through June 30, 2003. The total grant is for $500,000 and Longport's portion is approximately $475,000 and will be recognized as income as the services are performed and billed to Lackawanna Junior College on a monthly basis. In the first quarter of 2003, Longport recorded revenue of $107,955 under the grant.

     On October 30, 2002, Longport received a $200,000 order for 10 Longport Digital Scanners as part of a pilot project, which will utilize the scanner in a variety of applications. After a series of delays, the first scanner was delivered in the first quarter.


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

     Accounting for income taxes. Significant judgment by management is required in developing Longport's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2002 and March 31, 2003 based on management's belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport's historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport's consolidated financial condition and results of operations.

Other Matters

     Management expects the revenues for the remainder of 2003 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June 1999, Longport has spent significant time and effort on "peer acceptance" of the scanner. Initial data from clinical studies from Yale University indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of this study may lead to a new standard for the prevention, monitoring, and treatment of pressure sores in both acute care and long term care facilities.

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

     The production and distribution of the scanner are the final challenges Longport is faced with as the Company moves into the commercialization phase of the scanner. The Company presently has two manufacturers that can produce scanners. However, both companies have a lead-time of approximately sixty days for delivery of a unit. Longport does not expect to be profitable in 2003 as it ramps up its production and marketing for the Longport Digital Scanner.


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

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






Date:    May 14, 2003                      Longport, Inc.


                                           /s/ Michael C. Boyd
                                           -------------------
                                           Michael C. Boyd
                                           Chief Executive Officer and Director



                                           /s/ James R. McGonigle
                                           ----------------------
                                           James R. McGonigle
                                           Chairman of the Board of Directors,
                                           Chief Financial Officer (Principal
                                           Accounting Officer)

Certification



I, Michael C. Boyd, certify that:

1.)  I have reviewed this quarterly report on Form 10-QSB of Longport, Inc.;

2.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, being particularly during the period in which this quarterly report is being prepared.

     b.) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( "the Evaluation Date"); and

     c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.) The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






                                           /s/ Michael C. Boyd
                                           -------------------
May 14, 2003                               Michael C. Boyd
                                           Chief Executive Officer and President

Certification



I, James R. McGonigle, certify that:

1.)  I have reviewed this quarterly report on Form 10-QSB of Longport, Inc.;

2.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, being particularly during the period in which this quarterly report is being prepared.

     b.) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( "the Evaluation Date"); and

     c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.) The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






                                               /s/ James R. McGonigle
                                               ----------------------
May 14, 2003                                   James R. McGonigle
                                               Chief Financial Officer and
                                               Chairman of the board