Form 10QSB
period 2003-06-30
LONGPORT INC
filed 2003-08-14
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarter ended June 30, 2003

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

                                 Yes [X] No [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes [ ] No [X]


     There were 20,625,670 shares of the Registrants common stock, $.001 par value outstanding on June 30, 2003.

                                 LONGPORT, INC.
                                  FORM 10-QSB



                                     INDEX
                                                                            Page
                                                                            ----
Part I   Financial Information

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of June 30, 2003...................................     1-2

                  Condensed Consolidated Statements of
                  Operations for the three and six months ended
                  June 30, 2003 and 2002................................       3

                  Condensed Consolidated Statements of Changes
                  in Stockholders' Equity for the six months ended
                  June 30, 2003 and 2002................................       4

                  Condensed Consolidated Statements of
                  Cash Flows for the six months ended
                  June 30, 2003 and 2002................................       5

                  Notes to Condensed Consolidated Financial
                  Statements............................................     6-8

                  Item 2.  Management's Discussion and
                  Analysis of Financial Condition and Results
                  of Operations.........................................    9-13

                  Item 3.  Controls and Procedures                            14

Part II  Other Information and Signatures...............................   15-16

         Item 6.  Exhibits and Reports on Form 8-K......................   15-16

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                                     ASSETS
                                     ------

Current Assets:
 Cash and cash equivalents                                          $    39,056
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $3,600                                                    75,812
 Inventories                                                            384,702
 Marketable securities                                                   11,765
 Deposits                                                               115,000
                                                                    -----------

             Total Current Assets                                       626,335
                                                                    -----------

Property and Equipment, at cost:
 Medical equipment                                                    1,192,457
 Production equipment                                                    46,611
 Computer equipment                                                      63,725
 Office furniture and equipment                                          35,689
                                                                    -----------
                                                                      1,338,482
 Less accumulated depreciation                                       (1,136,470)
                                                                    -----------

             Net Property and Equipment                                 202,012
                                                                    -----------

Other Assets:
 Deposits                                                                 3,161
                                                                    -----------

             Total Other Assets                                           3,161
                                                                    -----------

             Total Assets                                           $   831,508
                                                                    ===========


                     The accompanying notes are an integral
       part of these unaudited condensed consolidated financial statements

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
 Accounts Payable:
  Trade                                                             $   336,190
  Related entities                                                        9,900
 Accrued expenses                                                       111,681
 Accrued Medicare obligation                                            100,000
                                                                    -----------

             Total Current Liabilities                                  557,771
                                                                    -----------

Long-Term Debt:
 Note payable - related entity                                          200,000
                                                                    -----------

Stockholders' Equity:
 Preferred stock: $.001 par value, 1,000,000 shares authorized
  none issued or outstanding                                               --
 Common stock: $.001 par value, 25,000,000 shares authorized
  20,625,670 shares issued and outstanding                               20,626
 Paid in capital                                                      9,195,336
 Accumulated deficit                                                 (8,878,203)
 Accumulated other comprehensive loss                                  (252,022)
 Unearned compensation                                                  (12,000)
                                                                    -----------

             Total Stockholders' Equity                                  73,737
                                                                    -----------

             Total Liabilities and Stockholders' Equity             $   831,508
                                                                    ===========


                     The accompanying notes are an integral
       part of these unaudited condensed consolidated financial statements


                                       LONGPORT, INC. AND SUBSIDIARIES
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Net Revenues:
 Scanner sales                                     $     15,000    $     33,000    $     35,000    $    117,000
 Scanner rentals                                           --             6,800           1,750          10,400
 Wound clinic management fees                              --             9,000            --            18,000
 Contract revenue                                       139,726            --           247,681            --
 Other                                                     --             9,871              48          14,685
                                                   ------------    ------------    ------------    ------------

        Total Revenues                                  154,726          58,671         284,479         160,085
                                                   ------------    ------------    ------------    ------------

Operating Expenses:
 Cost of sales                                           10,121          17,287          20,729          54,256
 General and administrative                             141,554         310,815         307,631         613,451
 Stock compensation expense                              77,868            --            77,868            --
 Research and development expense                       152,949            --           271,126            --
                                                   ------------    ------------    ------------    ------------

        Total Operating Expenses                        382,492         328,102         677,354         667,707
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                (227,766)       (269,431)       (392,875)       (507,622)
                                                   ------------    ------------    ------------    ------------

Other Income (Expense):
 Interest and other income                                   10             265             365             701
 Interest expense                                        (9,375)           (370)        (66,938)           (370)
                                                   ------------    ------------    ------------    ------------

        Total Other Income (Expense)                     (9,365)           (105)        (66,573)            331
                                                   ------------    ------------    ------------    ------------

Income (Loss) Before Provision for Income Taxes        (237,131)       (269,536)       (459,448)       (507,291)

Provision for income taxes                                3,417           4,079           3,417           6,605
                                                   ------------    ------------    ------------    ------------

Net Income (Loss)                                  $   (240,548)   $   (273,615)   $   (462,865)   $   (513,896)
                                                   ============    ============    ============    ============

Net Income (Loss) Per Basic and Diluted Share of
 Common Stock                                      $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)

Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                           20,374,418      19,710,912      20,448,073      19,530,349


                                   The accompanying notes are an integral
                     part of these unaudited condensed consolidated financial statements


                                        LONGPORT, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHOCKHOLDERS' EQUITY
                               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                Common Stock                       Current Years
                                                          -------------------------     Paid In    Comprehensive
                                                            Shares        Amount        Capital    Income (Loss)
                                                          -----------   -----------   -----------   -----------

Six Months Ended June 30, 2003:
-------------------------------
Balance at December 31, 2002                               20,320,670   $    20,321   $ 9,019,223
Issuance of common stock upon exercise of stock options        40,000            40         9,960
Issuance of common stock for services                          15,000            15         2,535
Sale of common stock                                           50,000            50        29,950
Issuance of common stock in connection
 with the receipt of loan                                     200,000           200        55,800
Issuance of stock options                                        --            --          77,868
Amortization of unearned compensation                            --            --            --
Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on marketable securities                 --            --            --     $     2,353
 Translation adjustment                                          --            --            --         (29,695)

Net loss                                                         --            --            --        (462,865)
                                                                                                    -----------
 Total Comprehensive Income (Loss)                               --            --            --     $  (490,207)
                                                          -----------   -----------   -----------   ===========

Balance at June 30, 2003                                   20,625,670   $    20,626   $ 9,195,336
                                                          ===========   ===========   ===========

Six Months Ended June 30, 2002:
-------------------------------
Balance at December 31, 2001                               19,235,670   $    19,236   $ 8,755,908
Issuance of common stock upon exercise of stock options       360,000           360        89,640
Issuance of common stock for services                          20,000            20         5,080
Issuance of common stock for purchase of equipment            225,000           225        53,775
Amortization of unearned compensation                            --            --            --
Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on marketable securities                 --            --            --     $   (23,530)
 Translation adjustment                                          --            --            --           1,322

Net loss                                                         --            --            --        (513,896)
                                                                                                    -----------
Total Comprehensive Income (Loss)                                --            --            --     $  (536,104)
                                                          -----------   -----------   -----------   ===========

Balance at June 30, 2002                                   19,840,670   $    19,841   $ 8,904,403
                                                          ===========   ===========   ===========

Table continues on following page.


                                   LONGPORT, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (CONTINUED)

                                                                                        Accumulated
                                                                                           Other
                                                          Accumulated      Unearned    Comprehensive
                                                            Deficit      Compensation  Income (Loss)
                                                          -----------    -----------    -----------

Six Months Ended June 30, 2003:
-------------------------------
Balance at December 31, 2002                              $(8,415,338)   $   (16,500)   $  (224,680)
Issuance of common stock upon exercise of stock options          --             --             --
Issuance of common stock for services                            --             --             --
Sale of common stock
Issuance of common stock in connection
 with the receipt of loan                                        --             --             --
Issuance of stock options                                        --             --             --
Amortization of unearned compensation                            --            4,500           --
Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on marketable securities                 --             --            2,353
 Translation adjustment                                          --             --          (29,695)

Net loss                                                     (462,865)          --             --

 Total Comprehensive Income (Loss)                               --             --             --
                                                          -----------    -----------    -----------

Balance at June 30, 2003                                  $(8,878,203)   $   (12,000)   $  (252,022)
                                                          ===========    ===========    ===========

Six Months Ended June 30, 2002:
-------------------------------
Balance at December 31, 2001                              $(7,589,276)   $   (31,875)   $  (178,089)
Issuance of common stock upon exercise of stock options          --             --             --
Issuance of common stock for services                            --             --             --
Issuance of common stock for purchase of equipment               --             --             --
Amortization of unearned compensation                            --            5,625           --
Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on marketable securities                 --             --          (23,530)
 Translation adjustment                                          --             --            1,322

Net loss                                                     (513,896)          --             --

Total Comprehensive Income (Loss)                                --             --             --
                                                          -----------    -----------    -----------

Balance at June 30, 2002                                  $(8,103,172)   $   (26,250)   $  (200,297)
                                                          ===========    ===========    ===========


                               The accompanying notes are an integral
                 part of these unaudited condensed consolidated financial statements

                                           4 Continued

                           LONGPORT, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                  2003         2002
                                                               ---------    ---------
Cash Flows From Operating Activities:
 Net income (loss)                                             $(462,865)   $(513,896)
 Adjustments to reconcile net inocme (loss) to net cash
  (used) by operating activities:
   Depreciation and amortization                                 129,071      180,463
   Common stock and stock options issued for services             80,418       10,725
   Common stock issued for interest expense                       56,000         --
   Property disposed of                                             --          4,247
   Gain on sale of property and equipment                           --         (7,728)
   Changes in assets and liabilities:
    Accounts receivable                                          (36,986)     (36,507)
    Prepaid expenses and other                                  (115,000)      11,000
    Inventories                                                   24,643       19,570
    Accounts payable and accrued liabilities                     106,211       61,218
                                                               ---------    ---------

        Net Cash (Used) By Operating Activities                 (218,508)    (270,908)
                                                               ---------    ---------

Cash Flows From Investing Activities:
 Capital expenditures                                            (13,431)        --
 Proceeds from sale of property and equipment                       --         15,000
 Loans from related entities                                        --         23,758
                                                               ---------    ---------

        Net Cash Provided (Used) By Investing Activities         (13,431)      38,758
                                                               ---------    ---------

Cash Flows From Financing Activities:
 Proceeds from note payable                                      200,000         --
 Issuance of common stock                                         40,000       90,000
                                                               ---------    ---------

        Net Cash Provided By Financing Activities                240,000       90,000
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents     (29,695)       1,322
                                                               ---------    ---------

        Net (Decrease) in Cash and Cash Equivalents              (21,634)    (140,828)

        Cash and Cash Equivalents at Beginning of Period          60,690      153,527
                                                               ---------    ---------

        Cash and Cash Equivalents at End of Period             $  39,056    $  12,699
                                                               =========    =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                     $    --      $    --
  Income taxes                                                     3,417        6,605

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Unrealized gain (loss) on marketable securities                  2,353      (23,530)
  Purchase of equipment for common stock                            --         54,000


                       The accompanying notes are an integral
         part of these unaudited condensed consolidated financial statements


                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2003. It is recommended that this financial information be read with the complete financial statements included in the Company's Form
10-KSB dated December 31, 2002 previously filed with the Securities and Exchange
Commission.

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

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                      ----------------------------    ----------------------------
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------

Net income (loss), as reported                        $   (240,548)   $   (273,615)   $   (462,865)   $   (513,896)
Less employee based stock compensation expense
  determined under fair value based methods for all
  awards, net of related tax effects                       (11,503)        (11,708)        (23,007)        (23,416)
                                                      ------------    ------------    ------------    ------------

Pro forma net income (loss)                           $   (252,051)   $   (285,323)   $   (485,872)   $   (537,312)
                                                      ============    ============    ============    ============


Net income (loss) per basic and diluted
  share of common stock:
As reported                                           $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)
Pro forma                                             $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)


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


                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Net Income (Loss) Per Basic and Diluted Share of Common Stock (Continued)
----------------------------------------------------------------------------
The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2003 and 2002. For the three and six months ended June 30, 2003, options and warrants to purchase 3,455,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and six months ended June 30, 2002 options and warrants to purchase 4,300,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                       ----------------------------    ----------------------------
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
Net income (loss)                                      $   (240,548)   $   (273,615)   $   (462,865)   $   (513,896)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic       20,374,418      19,710,912      20,448,073      19,530,349
Dilutive securities                                            --              --              --              --
                                                       ------------    ------------    ------------    ------------

Weighted average common shares outstanding - diluted     20,374,418      19,710,912      20,448,073      19,530,349
                                                       ============    ============    ============    ============

Net income (loss) per common share:
Basic                                                  $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)
Diluted                                                $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)

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

5. Note Payable
---------------
In March 2003, the Company entered into a note payable agreement with a related entity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of date of the agreement. The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid. The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above. The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. The note is collateralized by all of the Company's assets in connection with the agreement described in Note 6.

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. Related Entity Transaction
-----------------------------
In May 2003, the Company entered into an agreement with Michie Proctor, a related entity, in which Mr. Proctor was elected to Chairman of the Board of the Company and the details of the consulting arrangement between the Company and Mr. Proctor was defined.

In connection with this agreement, the Company awarded one million options to purchase common stock of the Company at $0.25 per share, which vest over a one year period. The Company recorded stock option compensation expense, related to these options, of approximately $78,000 in the six month period ended June 30, 2003.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

                  THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO
                  THREE MONTHS ENDED JUNE 30, 2002

     Revenues for the second quarter of 2003 were $154,726 compared to $58,671 for the second quarter of 2002. This increase was primarily the result of contract revenue received, in partnership with Lackawanna Junior College, from the Pennsylvania Department of Health for the development of the linear array probe utilized in the Longport Digital Scanner.

     Total operating expenses for the second quarter of 2003 were $382,492 compared to $328,102 for the second quarter of 2002. This increase is primarily due to additional costs associated with the development of the linear array probe of $152,949 and stock compensation expense of $77,868 for the issuance of stock options for services.

     The Company experienced a net loss of $240,548 for the second quarter of 2003 compared to a net loss of $273,615 for the second quarter of 2002.


                   SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2002

     Revenue for the six months ended June 30, 2003 were $ 284,479 compared to $160,085 for the six months ended June 30, 2002. This increase was primarily the result of contract revenue received, in partnership with Lackawanna Junior College, from the Pennsylvania Department of Health for the development of the linear array probe utilized in the Longport Digital Scanner.

     Total operating expenses increased from $667,707 for the six months ended June 30, 2002 to $677,354 for the six months ended June 30, 2003. The increase of $9,647 was a result of additional stock compensation and development costs offset by a significant reduction in general and administrative costs.

     The Company had a net loss of $ 462,865 for the six months ended June 30, 2003 compared to a net loss of $513,896 for the six months ended June 30, 2002. The significant decrease in net loss during the six months ended June 30, 2003 is due primarily to contract revenue received, in partnership with Lackawanna Junior College, from the Pennsylvania Department of Health for the development of the linear array probe utilized in the Longport Digital Scanner.

Strategy to Achieve Profitable Operations

     During the second quarter, the Company revised its business plan in line with ongoing developments. This plan includes provisions for additional product development, research, marketing, and infrastructure expenses necessary to bring the Company's product to market. The Company will require additional funding to implement this plan and management believes the plan will be a key factor in the Company's ability to raise the necessary capital. This fund raising effort will continue to be management's key focus.

Liquidity and Capital Resources

     As of June 30, 2003 The Company had $39,056 in cash and cash equivalents and long-term debt of $200,000. The Company expects that additional cash will need to be raised in order to produce and market the scanners. Repayment of the long-term debt will be at the rate of $6,250 per scanner sold with the balance payable in July 2004 (see note 5 to the consolidated financial statements).

     Cash flows from operations used $218,509 primarily as a result of the net loss for the period of $462,865. Investing activities used $13,431 of cash from capital expenditures. Financing activities provided $240,000 of cash, which originated from $200,000 in notes payable entered into with a related entity and $40,000 from the issuance of common stock.

     Longport is a subcontractor to a grant between Lackawanna Junior College and the Pennsylvania Department of Health to perform certain research services for a cancer assessment system. The grant was entered into in June 2002 and covers the period from July 1, 2001 through June 30, 2003. The total grant is for $500,000 and Longport's portion is approximately $475,000 and will be recognized as income as the services are performed and billed to Lackawanna Junior College on a monthly basis. For the six months ended June 30, 2003, Longport recorded revenue of $247,681 under the grant.

     On October 30, 2002, Longport received a $200,000 order for 10 Longport Digital Scanners as part of a pilot project, which will utilize the scanner in a variety of applications. The first scanner was delivered in the first quarter, and we expect to have additional scanners delivered in the third and fourth quarter of 2003.

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

     Accounting for income taxes. Significant judgment by management is required in developing Longport's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2002 and June 30, 2003 based on management's belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport's historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport's consolidated financial condition and results of operations.

     Other Matters

     On June 17th, 2003, Longport announced the appointment of Michie Proctor, Ph.D. as its Chairman, replacing James R. McGonigle, who will continue with the Company as a consultant.

     Dr. Proctor is a long time supporter of Longport, and is currently its largest shareholder, together with the First Baptist Church of Southwest Broward. He brings to Longport his passion for its technology, coupled with his many years of experience as an entrepreneur, and board member of public and private companies. He has also directed private companies, many being in the medical products industry. Dr. Proctor has been in the ministry for almost 40 years, and presently serves as Senior Pastor of the First Baptist Church of Southwest Broward, Hollywood, Fl.

     Management expects the revenues for the remainder of 2003 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June 1999, Longport has spent significant time and effort on "peer acceptance" of the scanner. Initial data from clinical studies from Yale University and other centers, indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of these studies may lead to a new standard for the prevention, monitoring, and treatment of pressure sores in both acute care and long term care facilities.

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

Item 3. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d - 14 (c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

Part II           Other Information


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon senior securities

None

Item 4.  Submission of matters to a vote of security holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and reports on Form 8-K.

(a) Exhibit 31.1- Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     Exhibit 31.2- Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     Exhibit 32.1- Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

     Exhibit 32.2- Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 (b) Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






Date:    August 14, 2003                    Longport, Inc.


                                            /s/ Michael C. Boyd
                                            ------------------------------------
                                            Michael C. Boyd
                                            Chief Executive Officer and Director


                                            /s/ Paul D. Wilson
                                            ------------------------------------
                                            Paul D. Wilson
                                            President & Chief Financial Officer
                                            (Principal Accounting Officer)