Form 10QSB
period 2003-09-30
LONGPORT INC
filed 2003-11-17
CIK 919043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2003

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


     There were 20,865,670 shares of the Registrants common stock, $.001 par value outstanding on September 30, 2003.

                                 LONGPORT, INC.
                                   FORM 10-QSB



                                      INDEX
                                                                            Page
                                                                            ----
Part I   Financial Information

           Item 1. Financial Statements

           Condensed Consolidated Balance Sheet
           as of September 30, 2003......................................    1-2

           Condensed Consolidated Statements of
           Operations for the three and nine months ended
           September 30, 2003 and 2002...................................      3

           Condensed Consolidated Statements of Changes
           in Stockholders' Equity for the nine months ended
           September 30, 2003 and 2002...................................      4

           Condensed Consolidated Statements of
           Cash Flows for the nine months ended
           September 30, 2003 and 2002...................................      5

           Notes to Condensed Consolidated Financial
           Statements....................................................    6-9

           Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results
           of Operations.................................................  10-15

           Item 3.  Controls and Procedures                                   15

Part II  Other Information and Signatures................................  16-17

           Item 6. Exhibits and Reports on Form 8-K.....................   16-17

                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   176,531
  Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $1,000                                                  1,805
  Inventories                                                           336,691
  Marketable securities                                                  11,765
  Deposits and other current assets                                     119,733
                                                                    -----------

              Total Current Assets                                      646,525
                                                                    -----------

Property and Equipment, at cost:
  Medical equipment                                                   1,175,469
  Production equipment                                                   47,176
  Computer equipment                                                     64,145
  Office furniture and equipment                                         35,823
                                                                    -----------
                                                                      1,322,613
  Less accumulated depreciation                                      (1,189,223)
                                                                    -----------

              Net Property and Equipment                                133,390
                                                                    -----------

Other Assets:
  Deposits                                                                3,161
                                                                    -----------

              Total Other Assets                                          3,161
                                                                    -----------

              Total Assets                                          $   783,076
                                                                    ===========


                     The accompanying notes are an integral
       part of these unaudited condensed consolidated financial statements


                         LONGPORT, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts Payable:
    Trade                                                            $   277,973
    Related entities                                                      17,525
  Accrued expenses                                                       162,366
  Customer deposits                                                      150,000
  Accrued Medicare obligation                                            100,000
  Note payable - related entity                                          200,000
                                                                     -----------

              Total Current Liabilities                                  907,864
                                                                     -----------

Stockholders' Equity (Deficit):
  Preferred stock: $.001 par value, 1,000,000 shares authorized
    none issued or outstanding                                              --
  Common stock: $.001 par value, 25,000,000 shares authorized
    20,865,670 shares issued and outstanding                              20,866
  Paid in capital                                                      9,277,817
  Accumulated deficit                                                 (9,144,490)
  Accumulated other comprehensive loss                                  (269,231)
  Unearned compensation                                                   (9,750)
                                                                     -----------

              Total Stockholders' Equity (Deficit)                      (124,788)
                                                                     -----------



              Total Liabilities and Stockholders' Equity (Deficit)   $   783,076
                                                                     ===========



                     The accompanying notes are an integral
       part of these unaudited condensed consolidated financial statements


                                        LONGPORT, INC. AND SUBSIDIARIES
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------

Net Revenues:
  Scanner sales                                    $     94,000    $     20,000    $    129,000    $    137,000
  Scanner rentals                                          --             1,600           1,750          12,000
  Wound clinic management fees                             --             9,000            --            27,000
  Contract revenue                                         --           166,453         247,681         166,453
  Other                                                   2,000           7,945           2,048          22,630
                                                   ------------    ------------    ------------    ------------

      Total Revenues                                     96,000         204,998         380,479         365,083
                                                   ------------    ------------    ------------    ------------

Operating Expenses:
  Cost of sales                                          58,147          11,547          78,877          65,803
  General and administrative                            246,366         240,429         553,997         853,880
  Stock compensation expense                             46,721            --           124,589            --
  Research and development expense                         --              --           271,126            --
                                                   ------------    ------------    ------------    ------------

      Total Operating Expenses                          351,234         251,976       1,028,589         919,683
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                (255,234)        (46,978)       (648,110)       (554,600)
                                                   ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest and other income                                  15             140             379             841
  Interest expense                                       (9,375)           (121)        (76,313)           (491)
                                                   ------------    ------------    ------------    ------------

      Total Other Income (Expense)                       (9,360)             19         (75,934)            350
                                                   ------------    ------------    ------------    ------------

Income (Loss) Before Provision for Income Taxes        (264,594)        (46,959)       (724,044)       (554,250)

Provision for income taxes                                1,691            --             5,108           6,605
                                                   ------------    ------------    ------------    ------------

Net Income (Loss)                                  $   (266,285)   $    (46,959)   $   (729,152)   $   (560,855)
                                                   ============    ============    ============    ============

Net Income (Loss) Per Basic and Diluted Share of
  Common Stock                                     $      (0.01)   $       --      $      (0.04)   $      (0.03)

Weighted Average Number of Basic and Diluted
  Common Shares Outstanding                          20,431,809      19,900,235      20,527,263      19,654,999


                                    The accompanying notes are an integral
                      part of these unaudited condensed consolidated financial statements


                                                 LONGPORT, INC. AND SUBSIDIARIES
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                                                        Accumulated
                                       Common Stock                       Current Years                                    Other
                                 -------------------------     Paid In    Comprehensive   Accumulated    Unearned      Comprehensive
                                   Shares        Amount        Capital    Income (Loss)     Deficit     Compensation   Income (Loss)
                                 -----------   -----------   -----------  ------------    -----------   ------------    -----------

Nine Months Ended September
  30, 2003:
Balance at December 31, 2002      20,320,670   $    20,321   $ 9,019,223                  $(8,415,338)   $   (16,500)   $  (224,680)
Issuance of common stock upon
  exercise of stock options           40,000            40         9,960                         --             --             --
Issuance of common stock for
  services                            15,000            15         2,535                         --             --             --
Issuance of common stock in
  connection with a sale of
  scanners                           240,000           240        35,760                         --             --             --
Sale of common stock                  50,000            50        29,950                         --             --             --
Issuance of common stock in
  connection with the receipt
  of loan                            200,000           200        55,800                         --             --             --
Issuance of stock options               --            --         124,589                         --             --             --
Amortization of unearned
  compensation                          --            --            --                           --            6,750           --
Other comprehensive income
    (loss), net of tax:
  Unrealized gain (loss) on
    marketable securities               --            --            --     $     2,353           --             --            2,353
  Translation adjustment                --            --            --         (46,904)          --             --          (46,904)

Net loss                                --            --            --        (729,152)      (729,152)          --             --
                                                                           -----------
  Total Comprehensive Income
    (Loss)                              --            --            --     $  (773,703)          --             --             --
                                 -----------   -----------   -----------   ===========     -----------   -----------    -----------

Balance at September 30, 2003     20,865,670   $    20,866   $ 9,277,817                   $(9,144,490)  $    (9,750)   $  (269,231)
                                 ===========   ===========   ===========                   ===========   ===========    ===========

Nine Months Ended September
  30, 2002:
Balance at December 31, 2001      19,235,670   $    19,236   $ 8,755,908                   $(7,589,276)  $   (31,875)   $  (178,089)
Issuance of common stock upon
  exercise of stock options          440,000           440       109,560                          --            --             --
Issuance of common stock for
  services                            70,000            70        16,530                          --            --             --
Issuance of common stock for
  purchase of equipment              225,000           225        53,775                          --            --             --
Issuance of common stock for
  payment of liabilities             100,000           100        22,900                          --            --             --
Amortization of unearned
  compensation                          --            --            --                            --           8,438           --
Other comprehensive income
  (loss), net of tax:
    Unrealized gain (loss) on
      marketable securities             --            --            --     $   (32,942)          --             --          (32,942)
    Translation adjustment              --            --            --           3,108           --             --            3,108

Net loss                                --            --            --        (560,855)      (560,855)          --             --
                                                                           -----------
  Total Comprehensive Income
    (Loss)                              --            --            --     $  (590,689)          --             --             --
                                 -----------   -----------   -----------   ===========    -----------    -----------    -----------

Balance at September 30, 2002     20,070,670   $    20,071   $ 8,958,673                  $(8,150,131)   $   (23,437)   $  (207,923)
                                 ===========   ===========   ===========                  ===========    ===========    ===========

           The accompanying notes are an integral part of these unaudited condensed consolidated financial statements


                            LONGPORT, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                    2003         2002
                                                                 ---------    ---------
Cash Flows From Operating Activities:
  Net income (loss)                                              $(729,152)   $(560,855)
  Adjustments to reconcile net inocme (loss) to net cash
    (used) by operating activities:
      Depreciation and amortization                                194,335      273,769
      Common stock and stock options issued for services           163,139       25,038
      Common stock issued for interest expense                      56,000         --
      Property disposed of                                            --          7,263
      Gain on sale of property and equipment                       (24,293)      (7,728)
      Changes in assets and liabilities:
        Accounts receivable                                         37,021      (42,602)
        Prepaid expenses and other                                (119,733)      11,000
        Inventories                                                 72,555       23,568
        Accounts payable and accrued liabilities                   106,304       64,141
        Customer deposits                                          150,000         --
                                                                 ---------    ---------

          Net Cash (Used) By Operating Activities                  (93,824)    (206,406)
                                                                 ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                             (13,431)      (6,882)
  Proceeds from sale of property and equipment                      30,000       15,000
  Loans from related entities                                         --         21,079
                                                                 ---------    ---------

          Net Cash Provided By Investing Activities                 16,569       29,197
                                                                 ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from note payable                                       200,000         --
  Issuance of common stock                                          40,000      110,000
                                                                 ---------    ---------

          Net Cash Provided By Financing Activities                240,000      110,000
                                                                 ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       (46,904)       3,108
                                                                 ---------    ---------

          Net Increase (Decrease) in Cash and Cash Equivalents     115,841      (64,101)

          Cash and Cash Equivalents at Beginning of Period          60,690      153,527
                                                                 ---------    ---------

          Cash and Cash Equivalents at End of Period             $ 176,531    $  89,426
                                                                 =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                     $    --      $    --
    Income taxes                                                     5,108        6,605

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
    Unrealized gain (loss) on marketable securities                  2,353      (32,942)
    Purchase of equipment for common stock                            --         54,000
    Issuance of common stock for payment of liabilities               --         23,000


                        The accompanying notes are an integral
          part of these unaudited condensed consolidated financial statements

                                         5

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
------------------------
The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2003. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2002 previously filed with the Securities and Exchange Commission.

Furthermore, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

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

2. Stock-Based Compensation
---------------------------
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under it's stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced as follows:


                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2. Stock-Based Compensation (Continued)
---------------------------------------

                                                    Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                  ----------------------    ----------------------
                                                     2003         2002         2003         2002
                                                  ---------    ---------    ---------    ---------
Net income (loss), as reported                    $(266,285)   $ (46,959)   $(729,152)   $(560,855)
Less employee based stock compensation expense
  determined under fair value based methods for
  all  awards, net of related tax effects           (11,503)     (11,708)     (34,510)     (35,124)
                                                  ---------    ---------    ---------    ---------

Pro forma net income (loss)                       $(277,788)   $ (58,667)   $(763,662)   $(595,979)
                                                  =========    =========    =========    =========


Net income (loss) per basic and diluted
  share of common stock:
As reported                                       $   (0.01)   $    --      $   (0.04)   $   (0.03)
Pro forma                                         $   (0.01)   $    --      $   (0.04)   $   (0.03)


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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2003 and 2002. For the three and nine months ended September
30, 2003, options and warrants to purchase 2,955,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and nine months ended September 30, 2002 options and warrants to purchase 4,020,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   -------------------------------
                                                            2003            2002              2003            2002
                                                       ------------    ------------      ------------    ------------
Net income (loss)                                      $   (266,285)   $    (46,959)     $   (729,152)   $   (560,855)
                                                       ============    ============      ============    ============

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic       20,431,809      19,900,235        20,527,263      19,654,999
Dilutive securities                                            --              --                --              --
                                                       ------------    ------------      ------------    ------------

Weighted average common shares outstanding - diluted     20,431,809      19,900,235        20,527,263      19,654,999
                                                       ============    ============      ============    ============

Net income (loss) per common share:
Basic                                                  $      (0.01)   $       --        $      (0.04)   $      (0.03)
Diluted                                                $      (0.01)   $       --        $      (0.04)   $      (0.03)

                                       7

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. Recently Issued Accounting Standards
---------------------------------------
In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which did not result in any impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on our financial statements.

In April 2003, the FASB issued SFAS No 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on our financial position or results of operations.

                         LONGPORT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

6. Related Entity Transactions
------------------------------
In May 2003, the Company entered into an agreement with Michie Proctor, a related entity, in which Mr. Proctor was elected to Chairman of the Board of the Company and the details of the consulting arrangement between the Company and Mr. Proctor was defined.

In connection with this agreement, the Company awarded one million options to purchase common stock of the Company for $0.25 per share, which vest over a one-year period. The Company recorded stock option compensation expense, related to these options, of approximately $125,000 in the nine month period ended September 30, 2003.

In August of 2003, the amount owed to James R. McGonigle, a related entity, of $5,000 relating to services provided in the month of June, was factored by Mr. McGonigle to Michie Proctor. As a result of this transaction, the Company now owes Mr. Proctor $5,000, due in its entirety on June 13, 2004.

7. Sales Agreement
------------------
On September 8, 2003, the Company entered into an agreement with a customer to sell twelve scanners at a fixed price of $20,000 per scanner, with the option to buy additional scanners at the same fixed sales price over a period ending one year from the date of the agreement. In connection with this agreement the Company issued 240,000 shares of the Company's common stock valued at $36,000, which are recorded as a reduction of scanner sales. The Company has delivered five of the scanners and has received $140,000 as a deposit on the delivery of the remaining seven.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

                THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues for the third quarter of 2003 were $96,000 compared to $204,998 for the third quarter of 2002. This decrease was primarily the result of a reduction in grant revenue related to the partnership with Lackawanna Junior College, which expired during the second quarter of 2003.

     Total operating expenses for the third quarter of 2003 were $351,234 compared to $251,976 for the third quarter of 2002. This increase is primarily due to additional costs associated with the sale of Longport Digital Scanners and stock compensation expense of $46,721 for the issuance of stock options for services.

     The Company experienced a net loss of $266,285 for the third quarter of 2003 compared to a net loss of $46,959 for the third quarter of 2002.


                NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue for the nine months ended September 30, 2003 were $ 380,479 compared to $365,083 for the nine months ended September 30, 2002. This slight increase was primarily the result of an increase in grant income earned during the first two quarters of 2003, versus the last two quarters of 2002, coupled with a decline in wound clinic management fees and scanner rentals.

     Total operating expenses increased from $919,683 for the nine months ended September 30, 2002 to $1,028,589 for the nine months ended September 30, 2003. The increase of $108,906 was a result of additional stock compensation and research and development expense offset by a significant reduction in general and administrative costs.

     The Company had a net loss of $ 729,152 for the nine months ended September 30, 2003 compared to a net loss of $560,855 for the nine months ended September 30, 2002. The significant increase in the net loss during the nine months ended September 30, 2003 is due primarily to the increase in stock compensation expense and research and development expense.


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


Liquidity and Capital Resources

     As of September 30, 2003 the Company had $176,531 in cash and cash equivalents and short-term debt of $200,000. The Company expects that additional cash will need to be raised in order to produce and market the scanners. Repayment of the short-term debt will be at the rate of $6,250 per scanner sold with the balance payable in July 2004 (see note 5 to the consolidated financial statements). No payments have been made to date.

     Cash flows from operating activities used $93,824, which was primarily a result of the net loss for the period of $729,152 less noncash expenses for depreciation and amortization ($194,335), common stock issued for services ($163,339) and common stock issued for interest expense ($56,000). Investing activities provided $16,569 of cash from the sale of property and equipment offset by capital expenditures. Financing activities provided $240,000 of cash, which originated from $200,000 in notes payable entered into with a related entity and $40,000 from the issuance of common stock.

     On October 30, 2002, Longport received a $200,000 order for 10 Longport Digital Scanners as part of a pilot project, which will utilize the scanner in a variety of applications. The first scanner was delivered in the first quarter, and we expect to have additional scanners delivered in the fourth quarter of 2003.

     On September 8, 2003, Longport entered into an agreement with a customer to sell Longport Digital Scanners for a total contract price of $240,000. During the third quarter we received full payment for the contract and have delivered a portion of the order. We expect to deliver the remaining units during the fourth quarter of 2003 (see note 7 to the consolidated financial statements).


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

     Accounting for income taxes. Significant judgment by management is required in developing Longport's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2002 and September 30, 2003 based on management's belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport's historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport's consolidated financial condition and results of operations.


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

None

Item 5.  Other Information

None

Item 6.  Exhibits and reports on Form 8-K.

(a) Exhibit 31.1- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1- Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2- Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






Date: November 14, 2003                  Longport, Inc.


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