Form 10KSB
period 2003-12-31
LONGPORT INC
filed 2004-04-12
CIK 919043

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM lO-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual report pursuant to Section 13 or 15( d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File No. 33-75236

LONGPORT, INC.
(Name of Small Business Issuer in its Charter)

Delaware	23-2715528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
740 South Chester Road, Suite A Swarthmore. Pennsvlvania	19081
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (800) 289-6863

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

$.001 Par Value Common Common Stock
Common Stock Purchase Warrants
(Title of Class)

        Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of December 31, 2003, 20,865,670 shares of the Registrant's $.001 par value Common Stock were outstanding. As of March 29, 2003, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $21,561,505 based upon a closing bid price of $1.25 per share of Common Stock on the Over the Counter Electronic Bulletin Board on March 26, 2004.

        Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

        The Registrant's revenue for its most recent fiscal year was $500,479.

        The following documents are incorporated by reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Technology and Products

        Longport, Inc. ("Longport" or "we") has developed, patented and obtained in June 1999 FDA permission to market a high- resolution ultrasound scanner ("Scanner") which produces an image of the skin and underlying tissue. Once visualized on-screen, scans can be printed, stored as bitmap files or e-mailed to an off-site diagnostic center for interpretation or archiving. The Scanner system is comprised of a desktop PC like housing, which includes a proprietary board, a separate monitor, keyboard and interchangeable hand-held probes. The system will either be integrated into a small cart or trolley or used as a desktop machine.

        We have patents issued by the United States, Australia and South Africa and have patent applications pending in Europe and Japan. The technology upon which these patents are based, along with copyright protected software, was assigned to us by United Medical and Dental Schools of Guy's and St. Thomas's Hospitals ("UMDS") located in London, England.

        The Scanner technology has applications in wound detection and assessment, burn assessment, product testing, dermatology and women's health. In the case of wound detection and assessment, which is an application we currently emphasize for marketing purposes, clinicians can examine the structure of a wound and the development of pressure ulcers prior to visual indications. The Scanner images can also distinguish between ulcers caused by friction or incontinence and those created by pressure.

        Ultrasound has been used for medical images for many years and has proven to be a safe, effective imaging technique. Using sound waves emitted at frequencies well above the normal human ear response, echoed signals are converted into graphic images and displayed on a monitor. Computer programs that support ultrasound imaging use algorithms to document dimensions of areas being scanned. These measurements provide a baseline that the clinician can use to compare to other scans. The Scanner shares those characteristics, which are common to all ultrasound imaging equipment, but uses high frequency ultrasound at 20 MHz to provide high resolution images at depths of up to three centimeters. This compares to the 3 to 5 MHz ultrasound frequency commonly used to scan fetal images. Traditional low-frequency ultrasound equipment, which costs $150,000 to $350,000, is generally unable to image thin structures like skin. We believe that the Scanner's ability to produce high- resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, combined with user friendly software, is unique.

        The depth used by the Scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, wounds on the ankle require an image depth of only 2 to 4 millimeters, an area generally too small to resolve using conventional imaging technology, but ideally suited to the use of the Scanner.

        From 1999 through 2003, we sold a negligible number of Scanners. However, in February 2004, we entered into an agreement (the "Agreement") with U.S. Medical Systems Corp. ("U.S. Medical")

pursuant to which we appointed U.S. Medical as a non- exclusive distributor of our Scanner in the United States. Upon the effective date of the Agreement, U.S. Medical tendered a $500,000 deposit to us for the purchase of 100 Scanners. Under the terms of the Agreement:

        1.     U.S. Medical paid $525,000 for the exclusive rights ("Exclusive Rights") to market Scanners in the United States solely in the "wound care market" (as defined in the Agreement) and subject to existing distribution agreements previously entered into or being negotiated by us. The wound care market is defined as nursing homes, assisted care living facilities, rehabilitation centers and operating wound care centers.

        2.     In order to maintain its Exclusive Rights, U.S. Medical must purchase at least 25 Scanners per month during the first year, 50 Scanners per month during the second year and at least 80 Scanners per month (for a total of at least 1,000 Scanners) during the third year.

        3.     We may continue to sell our Scanners in the wound care market to our existing distributors and other firms with which we have been negotiating, subject to the payment to U.S. Medical of a 1% royalty on gross sales to these firms.

        4.     The Agreement is for a period of three years, subject to renegotiation by the parties of a subsequent agreement. If the parties fail to agree upon renewal terms, they are required to submit the matter to binding arbitration.

        5.     At the end of each year of the three-year Agreement, we will issue to U.S. Medical between 1 % and 5% of our outstanding common stock on a sliding scale basis if sales to U.S. Medical represent between 50% and 90% of our total Scanner sales in all market segments.

        6.     Should U.S. Medical fail to meet its purchase requirements as set forth above, it would lose its Exclusive Rights but would still have the opportunity to act as a distributor of Scanners on a non-exclusive basis, should we allow it to do so.

        In March 2004 we announced the sale of 100 Scanners to Future Scan Corporation ("Future Scan").

        We expect to begin delivering Scanners pursuant to the above orders to U.S. Medical and Future Scan in the second and third quarters of 2004 respectively.

        We also intend to sell products and services that complement our core Scanner business. These offerings will include service and maintenance contracts, disposable products that support the use of the Longport systems, digital photography equipment and specialized imaging probes. In addition, we are seeking to act as a conduit to independent image interpretation services and are assessing the requirements for remote data archiving services.

Growth Strategy

        To facilitate our ability to pursue multiple opportunities simultaneously and quickly, we have defined a growth strategy that focuses on two core competencies: technology and business development. We believe this approach will enable us to concentrate on our strengths, while outsourcing other functions and includes:

  •
  Using a small, international marketing and sales force to gain initial market acceptance of our technology in each market sector. To date this effort has been primarily directed at wound assessment and detection, particularly in the nursing home environment and has started to result in direct clinical sales. A small number of regional distribution partners are now promoting our technology into this market.

  •
  Expanding selling through distribution partners who have established national or international distribution channels. Recently, distribution agreements have been reached with U.S. Medical and Future Scan. U.S. Medical has links to 2,500 imaging centers across the U.S. and has placed an initial order for multiple Scanners. Future Scan has placed orders for 100 Scanners.

  •
  Enhancing the technology and expanding application validation to create new market opportunities. We are enhancing our technology so that we can expand into other markets and extend our technological lead in the sectors we already address. In particular, real-time imaging using electronically steered arrays is being developed, enabling us to address a wide range of established applications for ultrasound technology at a higher resolution and at lower cost than currently available.

Manufacturing

        We use SRA Development Ltd. ("SRA"), a United Kingdom-based company, to manufacture the Scanner's probes, to assemble the other Scanner components and to quality test the Scanner before shipment. SRA is single-source supplier, and our business and financial results would be negatively affected if we were unable to obtain prompt deliveries from SRA for any Scanners ordered. Moreover, there is a significant risk of quality control problems whenever a new product is being manufactured. We do not have a long-term agreement with SRA but use purchase orders to obtain Scanners at least four months in advance of our needs.

        SRA inserts our proprietary boards, which are manufactured by another U.K. company, into the Scanner's CPU, incorporates the probe and connects the keyboard and monitor so that the Scanners can be tested for quality control purposes. Our proprietary board manufacturer is also a single-source supplier. Currently, we believe that SRA has the capacity to manufacture probes and boards for 50 Scanners per month. Following manufacture, SRA ships the Scanner's components to us, and we complete full assembly at our facilities in Philadelphia, Pennsylvania before delivery to customers. We are continually evaluating our manufacturing capabilities and are considering adding additional manufacturing sources to meet increased product demand.

        We intend to outsource many operational functions. This approach is in line with our objective to be primarily a medical technology and business development company. This will enable us to operate efficiently and to focus our resources on creating new medical products and new market opportunities for those products. To this end:

  •
  As indicated above with SRA, manufacturing will be performed on a contract or licensing basis.

  •
  Longport will primarily utilize strategic partners for sale and distribution.

Marketing

        We currently offer the Scanners for sale to medical products distributors, as well as end users, primarily in the wound care industry. In the future, we intend to also focus on dermatological and cosmetic applications. Wound management is an expanding and increasingly important area of concern for the medical profession. The cost of treating chronic wounds has been estimated at $7 billion annually. With more than 625,000 new wound cases per year, we believe there is value for a device that accelerates diagnosis of diabetic wounds. Having a view of the wound and surrounding tissue is expected to materially reduce the risks of amputations, thereby increasing survival rates.

        According to industry estimates, the annual worldwide market for ultrasound imaging devices is over $3 billion. In the U.S., 65 million ultrasound procedures are conducted annually. We are finding customers for our technology in the traditional ultrasound market and believe we can also create new demand because the Scanner enables innovative uses of ultrasound technology in a wide range of medical specialties not currently served by ultrasound or any other imaging technology. The Scanners are primarily aimed at the point-of-contact market, meaning they will be used directly by the clinician

(dermatologist, plastic surgeon, etc.) who is seeking the imaging data as well as third party service providers such as radiologists.

        The markets for our technology can be divided into two broad categories, emerging market and established markets, as illustrated below.

Emerging Markets

        Emerging markets require very high resolution imaging technology, a capability that is not provided by current ultrasound systems. Many emerging markets are looking for a system solution based around an ultrasound core complemented by other imaging or sensory inputs as well as appropriate data or record entry systems. For example, in the wound care field, the Scanner system enables digital photographs to be integrated with ultrasound scans and a comprehensive data entry system is being created, with the capability for remote data backup. This system allows all wound-related data to be entered and stored into a single system resulting in more efficient record keeping and subsequent audit. The emerging markets include:

  •
  Wound Prevention and Care. Approximately 10% of patients in acute and extended stay facilities in the western world develop pressure ulcers. This equates to one million people in the U.S. at any time and the annual cost of treating these and other types of chronic wounds has been estimated at $7 billion. We believe that our technology can cost effectively:

  •
  enable patient specific protocols to be developed that lead to a reduction in the time taken to heal chronic wounds;

  •
  enable earlier and more reliable detection of developing pressure sores, thus allowing earlier targeted intervention which can prevent open wounds from developing;

    Nursing homes are also finding the Scanner to be a valuable audit tool that is expected to reduce their exposure to pressure ulcer related litigation and as a result diminish the high insurance premiums that prevail and are threatening the viability of many nursing homes. Federal authorities in the U.S. have legislated that the occurrence of pressure ulcers in nursing homes must have dropped to less than 0.8% by 2010 from the current level of 11%. Such a dramatic reduction can only occur as a result of the targeted prevention, a role for which the Scanner is well suited.

  •
  Skin care and aesthetic surgery. The annual global expenditure on skin care products and procedures has been estimated at $100 billion. In the U.S., during 2001, there were 8.5 million aesthetic procedures undertaken by 23,000 clinicians. We believe that the Scanner can impact this rapidly growing market, which despite its size, is poorly provided for by imaging technology. The Scanner, through its ability to non-invasively image the structure of the skin and underlying structures, enables clinicians to maximize the benefit from a wide variety of products and procedures. For example, collagen formation, an important aspect of anti-wrinkle treatments, can be detected at an early stage (prior to visual indications), fat thickness can be measured quickly and accurately, and breast implants assessed for encapsulation. These capabilities will allow clinicians to provide an improved service to their patients or customers and through follow-up imaging establish longer term relationships.

  •
  Skin cancer assessment. 15% to 30% (dependent upon location) of the population of the Northern Hemisphere will contract some form of skin cancer during their lifetime. Some 20,000 procedures are undertaken annually on skin lesions in the U.S., of which approximately 15% of the excision sites have to be revisited, primarily because the margins of the lesions were not fully excised. The Scanner can accurately map skin lesions, including providing data on their depth, enabling better surgical planning.

  •
  Other applications include:

  •
  Burn assessment.    Studies indicate that the Scanner can quickly and reliably differentiate between burns that require surgical intervention and those that do not.

  •
  Scar assessment.    Assessment of scars and the impact of treatments.

Established Markets

        As mentioned above, the established market for ultrasound imaging technology is currently $3 billion per year, and is forecast to grow at approximately 6% per year. In these markets the benefits of ultrasound imaging have already been established, and we aim to offer innovative and higher performance but at a lower cost. Market feedback shows that such systems may attract established ultrasound users and also broaden the potential customer base by converting many clinicians (e.g. orthopedic surgeons) that currently source ultrasound images through third party providers such as radiologists into direct users. In the future, we expect to address applications that include:

  •
  Breast assessment

  •
  Musculoskeletal imaging, including sports medicine

  •
  Vascular imaging

  •
  Large organ assessment

  •
  Obstetrics and gynecology

Marketing Strategy

        Since we believe that the Scanner can be adapted for a wide variety of applications, we will seek to sell it to diverse customer groups. To access these markets rapidly and effectively, we have divided our marketing strategy into three phases:

  •
  Phase 1, which is under way, is targeting the applications that the existing Scanner can address. Currently, we are marketing into four applications:

  •
  Wound prevention and care

  •
  Interactive use of the Scanner with a variety of equipment and processes used in the skin care and aesthetics markets, including lasers and dermal abrasion systems to optimize the benefit from these treatments.

  •
  Validation of other companies' pharmaceutical and medical products particularly in the skin care field.

  •
  Facilitating appropriate research studies, such as work funded by government grants and industrial sponsorship.

  •
  During Phase II, which we expect to enter within two to three years, we will seek to expand into applications that require system enhancements or additional clinical study data before they can be marketed effectively (e.g. some of the established array markets starting initially with musculoskeletal imaging, including sports medicine and vascular imaging and emerging markets such as burn and skin lesion assessment).

  •
  In Phase III, which we expect to enter within three to four years, we will explore further array applications including those based upon phased array technology and other potential applications of the technology (e.g. cancer mapping, 3-dimensional representation, and inter-operative imaging). These applications require longer-term development and clinical validation.

        We will continue to cultivate the support of clinical and technological opinion leaders and leading medical institutions through the publication and presentation of study results which will play a pivotal role in our marketing and public relations activities. The centers we are collaborating with include: Harvard/Massachusetts General Hospital, Yale, Wake Forest, University of Miami, University of Kansas Medical Center, University of Notre Dame and Guy's Hospital, London.

Research and Development

        We continue to conduct research and development in order to validate the Scanner in existing markets and in new markets. We continue to re-engineer Scanner parts and update off-the-shelf hardware and software used in the Scanner.

Competition

        Diagnostic imaging solutions compete primarily on the basis of diagnostic value, imaging performance, reliability, ease of use and price. Our competitors include MRI producers, ultrasound manufacturers, and X-ray based topography solutions. Any of these competitors could seek to modify their imaging devices to produce higher resolutions at narrower depths. In fact, one company, Cortex Technology, Inc., marketing under the name Dermascan, offers a scanner which competes directly with our Scanner, although it is generally used as a research tool. Moreover, current and potential diagnostic imaging modalities such as those described below also pose a significant competitive risk to us.

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

        Conventional X-Ray.    X-ray systems pass radiation through a patient to a shielded photographic plate. Due to the health risks associated with exposure to ionizing radiation, operating x-ray equipment requires a controlled environment and trained professionals. Additionally, operating x-ray equipment requires film and in many cases, board certified radiologists. Despite these barriers, x-ray technologies are effective for a number of applications, including skeletal examinations and mammography. X-rays cannot currently image thin tissue structures.

        Our anticipated competition can be divided into two categories. One category is the medical status quo. This is particularly relevant to the emerging markets for the Scanner, which have historically not used sophisticated imaging technology. Additionally, we could face the following categories of competition as we enter the various markets:

  •
  Indirect competition from other soft tissue assessment modalities, such as MRI

  •
  Potential competition in established markets from niche players that make portable ultrasound machines for traditional diagnostic ultrasound applications.

  •
  Large ultrasound companies that currently concentrate on traditional applications, but with larger and much more expensive machines.

  •
  Potential competition in emerging markets from academic groups and small specialist companies now researching high-resolution ultrasound imaging that they may attempt to commercialize.

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

Longport International, Ltd.

        We formed Longport International, Ltd., a wholly-owned subsidiary, in 1999 to market Scanners outside North America. Longport International began manufacturing Scanners using SRA in 1999. We received delivery of the first Scanner produced by SRA in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to the ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Scanner for sales outside North America.

Employees

        We currently employ four full-time employees.

Medical Advisory Board

        We maintain a Medical Advisory Board of authorities on ultrasound technology, medical imaging and other relevant health-related fields. Our Medical Advisory Board is comprised of:

  •
  Nandkumar Rawool, Research Associate, Division of Ultrasound, Department of Radiology, Thomas Jefferson University Hospital, Philadelphia, publisher of more than 100 papers on medical ultrasound imaging

  •
  Courtney Lyder, ND, Professor, University of Virginia School of Nursing, our Director of Wound Management

  •
  Marc Philippon, MD, Director of sports-related hip injuries, University of Pittsburgh Medical Center, our Director of Sports Medicine

  •
  Bruce Katz, MD, Director of the Juva Skin & Laser Center, New York, Clinical Professor Columbia University, our Director of Dermatology and Plastic Surgery

  •
  John Millili, MD, Director of Burn/Wound Program, St. Agnes Medical Center, Philadelphia, our Clinical Director of Burns

ITEM 2. DESCRIPTION OF PROPERTY

        We lease approximately 3,000 square feet of office space at 740 South Chester Road, Suite A, Swarthmore, Pennsylvania on a 36-month lease expiring in November 2004 for $3,500 per month.

ITEM 3. LEGAL PROCEEDINGS

        In September 1997, we were notified of a Medicare Hearing Officer's decision that we were liable for repayment of Medicare benefit overpayments of $269,120. The assessment is related to a home health business conducted by the company prior to 2000 and is unrelated to to our scanner business. The overpayments were from calendar years 1994 and 1995. We appealed the Hearing Officer's decision and the appeal was heard by an Administrative Law Judge in January 1999 and November 1999. The Judge ruled in favor of us on certain claims and against us on others. We continue the appeal process and cannot predict the outcome, although we have reserved $100,000 to fund any repayment liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock has traded on the Over the Counter Electronic Bulletin Board under the symbol "LPTI" since September 7, 1994.

        The following table sets forth for the quarters indicated the range of high and low closing prices of our Common Stock as reported by the Electronic Bulletin Board, but does not include retail markup, markdown or commissions.

	Price
	High	Low
By Quarter Ended:
2003
March 31, 2003	$.35	$.18
June 30, 2003	$.26	$.15
September 30, 2003	$.21	$.14
December 31, 2003	$.45	$.14
2002
March 31, 2002	$.39	$.22
June 30, 2002	$.44	$.25
September 30, 2002	$.33	$.18
December 31, 2002	$.37	$.13

        As of March 15, 2004, we had approximately 1,500 record and beneficial stockholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues for 2003 were $500,479 compared to $444,449 for 2002, which include scanner sales of $251,000 and $142,000 in 2003 and 2002 respectively. We believe the majority of our future revenues will be from Scanner sales.

        Total expenses increased from $1,271,708 in 2002 to $1,372,225 in 2003. A significant portion of our expenses resulted from general and administrative expenses, research and development expenses and costs associated with the issuance of stock options. We reduced our general and administrative expenses from $1,002,783 in 2002 to $719,412 in 2003. Research and development expenses were $269,461 in 2003, compared to $173,656 in 2002. We currently expect to incur additional research and development costs as we begin to develop a new system based on a linear array probe that will provide real-time images. We believe there will be additional costs associated with clinical research studies utilizing the Scanner for specific medical disciplines in 2004.

        We experienced a net loss of $927,962 in 2003, compared to net loss of $826,062 in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues for 2002 were $444,449 compared to $252,050 for 2001.

        Total expenses decreased from $2,076,786 in 2001 to $1,271,708 in 2002. The main component of the decrease is the reduction of costs associated with the issuance of stock options to outside consultants, and the reduction of bad debts.

        We significantly reduced our general and administrative expenses from $1,683,681 in 2001 to $1,002,783 in 2002.

        Research and Development expenses were $173,656 in 2002, compared to $36,066 in 2001. We expect to incur additional research and development costs as we begin to develop a new system based on a linear array probe that will provide real-time images. We also incurred expenses associated with two clinical studies on the Scanner in 2001. We believe there will be additional costs associated with future studies utilizing the Scanner for specific medical disciplines.

        We experienced a net loss of $826,062 in 2002, compared to net loss of $1,160,829 for 2001. The improved performance is the direct result of increased contract revenue arising from research services and the reduction of costs associated with the issuance of stock options.

Liquidity and Capital Resources

        As of December 31, 2003, we had $155,714 in cash and cash equivalents and no long-term debt. Our working capital increased from $68,805 at December 31, 2002 to $155,714 at December 31, 2003. We experienced an increase in cash from operating activities of $86,909 due primarily to increased Scanner sales in the fourth quarter of 2003, non-cash expenses for depreciation of $238,732 and stock issued for services of $194,286. We expect that additional cash will be needed to produce and market the Scanners.

        Cash flows from investing activities provided $15,850 from the sale of $30,000 in property and equipment, which was offset by capital expenditures of $14,150. Cash flows from financing activities provided $420,000, $40,000 received from the sale of our common stock and $440,000 from the issuance of notes payable reduced by $60,000 in payments on prior loans.

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

        Commitments and contingencies.    In September 1997, we were notified of a Medicare Hearing Officer's decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. We appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5,1999 and again on November 2,1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. We continue to be in the Appeals process. We are unable to predict the outcome of the Appeal. We have accrued $100,000 as a result of these proceedings based on our estimate of the cases ruled against us and applying the relationship across all of our Medicare billings prior to 1995. The $100,000 accrual is our best estimate of the potential liability based on all of the facts and circumstances presently known.

        Accounting for income taxes.    Significant judgment by management is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2002 and 2003 based on our belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trend of operating losses changes, we may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on our financial condition and results of operations.

Other Matters

        Longport was assigned a U.S. Patent in June 2000 for the Scanner. The final areas of concern for commercialization are "peer acceptance" and production and distribution.

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

ITEM 7. FINANCIAL STATEMENTS

LONGPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Longport, Inc.

        We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longport, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $927,962 and $826,062 during the years ended December 31, 2003 and 2002, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mayer Hoffman McCann P.C. Certified Public Accountants
Greenwood Village, Colorado February 11, 2004 (except for Note 13, as to which the date is February 16, 2004)

LONGPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$155,714
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,000	2,913
Inventories	204,427
Marketable securities available for sale	21,177
Deposits and other current assets	119,732

Total Current Assets	503,963

Property and Equipment, at cost:
Medical equipment	1,192,737
Production equipment	50,243
Computer equipment	58,865
Office furniture and equipment	36,548

1,338,393
Less accumulated depreciation	(1,242,442)

Net Property and Equipment	95,951

Other Assets:
Deposits	3,161

Total Assets	$603,075

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable:
Trade	$103,539
Related entity	3,500
Accrued expenses	182,358
Customer deposits	44,400
Accrued Medicare obligation	100,000
Notes payable—related entities	307,607

Total Current Liabilities	741,404

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock: $.001 par value, 1,000,000 shares authorized none issued or outstanding	—
Common stock: $.001 par value, 25,000,000 shares authorized 20,865,670 shares issued and outstanding	20,866
Paid in capital	9,405,488
Accumulated deficit	(9,343,300)
Accumulated other comprehensive loss	(213,883)
Unearned compensation	(7,500)

Total Stockholders' Equity (Deficit)	(138,329)

Total Liabilities and Stockholders' Equity (Deficit)	$603,075

The accompanying notes are an integral part of these consolidated financial statements.

LONGPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Net Revenues:
Scanner sales	$251,000	$142,000
Scanner rentals	1,750	29,018
Wound clinic management fees	—	36,000
Contract revenue	247,681	227,319
Other	48	10,112

Total Revenues	500,479	444,449

Operating Expenses:
Cost of sales	225,066	67,869
General and administrative	719,412	1,002,783
Stock compensation expense	158,286	27,400
Research and development expense	269,461	173,656

Total Operating Expenses	1,372,225	1,271,708

Operating Income (Loss)	(871,746)	(827,259)

Other Income (Expense):
Interest and other income	80,679	7,802
Interest expense	(129,826)	—

Total Other Income (Expense)	(49,147)	7,802

Income (Loss) Before Provision for Income Taxes	(920,893)	(819,457)
Provision for income taxes	7,069	6,605

Net Income (Loss)	$(927,962)	$(826,062)

Net Income (Loss) Per Basic and Diluted Share of Common Stock	$(0.05)	$(0.04)
Weighted Average Number of Basic and Diluted Common Shares Outstanding	20,612,560	19,763,456

The accompanying notes are an integral part of these consolidated financial statements.

LONGPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock						Accumulated Other Comprehensive Income (Loss)
			Paid In Capital	Current Years Comprehensive Income (Loss)	Accumulated Deficit	Unearned Compensation
	Shares	Amount
Balance at December 31, 2001	19,235,670	$19,236	$8,755,908		$(7,589,276)	$(31,875)	$(178,089)
Issuance of common stock upon exercise of stock options	640,000	640	159,360		—	—	—
Issuance of common stock for services	120,000	120	27,280		—	—	—
Issuance of common stock for purchase of equipment	225,000	225	53,775		—	—	—
Issuance of common stock for payment of liabilities	100,000	100	22,900		—	—	—
Amortization of unearned compensation	—	—	—		—	15,375	—
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	$(49,412)	—	—	(49,412)
Translation adjustment	—	—	—	2,821	—	—	2,821
Net loss	—	—	—	(826,062)	(826,062)	—	—

Total Comprehensive Income (Loss)	—	—	—	$(872,653)	—	—	—

Balance at December 31, 2002	20,320,670	20,321	9,019,223		(8,415,338)	(16,500)	(224,680)
Issuance of common stock upon exercise of stock options	40,000	40	9,960		—	—	—
Issuance of common stock for services	15,000	15	2,535		—	—	—
Issuance of common stock in connection with a sale of scanners	240,000	240	35,760		—	—	—
Sale of common stock	50,000	50	29,950		—	—	—
Issuance of common stock in connection with a loan	200,000	200	55,800		—	—	—
Issuance of stock options for services	—	—	155,736		—	—	—
Issuance of warrants in connection with a loan	—	—	96,524		—	—	—
Amortization of unearned compensation	—	—	—		—	9,000	—
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	$11,765	—	—	11,765
Translation adjustment	—	—	—	(968)	—	—	(968)
Net loss	—	—	—	(927,962)	(927,962)	—	—

Total Comprehensive Income (Loss)	—	—	—	$(917,165)	—	—	—

Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)

The accompanying notes are an integral part of these consolidated financial statements.

LONGPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$(927,962)	$(826,062)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	262,863	389,442
Impairment loss	—	66,697
Common stock and stock options issued for services	158,286	27,400
Common stock issued in connection with sale of scanners	36,000	—
Common stock issued for interest expense	56,000	—
Gain on sale of property and equipment	(24,293)	(16,996)
Changes in assets and liabilities:
Accounts receivable	33,785	(27,324)
Other receivables	2,128	3,581
Prepaid expenses and other	(119,732)	11,000
Inventories	200,830	22,006
Accounts payable and accrued liabilities	(62,163)	41,242
Customer deposits	44,400	—

Net Cash (Used) By Operating Activities	(339,858)	(309,014)

Cash Flows From Investing Activities:
Capital expenditures	(14,150)	(3,244)
Proceeds from sale of property and equipment	30,000	24,000

Net Cash Provided By Investing Activities	15,850	20,756

Cash Flows From Financing Activities:
Proceeds from notes payable to related entity	440,000	—
Proceeds (payments) on notes payable to related entity	(60,000)	32,600
Issuance of common stock	40,000	160,000

Net Cash Provided By Financing Activities	420,000	192,600

Effect of exchange rate changes on cash and cash equivalents	(968)	2,821

Net Increase (Decrease) in Cash and Cash Equivalents	95,024	(92,837)
Cash and Cash Equivalents at Beginning of Year	60,690	153,527

Cash and Cash Equivalents at End of Year	$155,714	$60,690

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$15,000	$—
Income taxes	7,069	6,605
Supplemental Disclosure of Noncash Investing and
Financing Activities:
Unrealized gain (loss) on marketable securities	11,765	(49,412)
Warrants issued in connection with the issuance of debt	(96,524)	—
Inventories transferred to property and equipment	—	107,323
Purchase of equipment for common stock	—	54,000
Issuance of common stock for payment of liabilities	—	23,000

The accompanying notes are an integral part of these consolidated financial statements.

LONGPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

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

        The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan includes the following:

  •
  Obtaining additional equity capital through the sale of common stock.

  •
  Potential exercise of outstanding common stock purchase warrants and options.

  •
  Execute a long-term sales and licensing agreement with a medical supply company.

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

Accounts Receivable

        The Company grants credit to all qualified customers. Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts, based on history of past write-

offs, collections and current credit conditions. A receivable is written off when it is determined that all collection efforts have been exhausted.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method. Inventories consist of $204,427 of finished goods at December 31, 2003.

Comprehensive Income

        Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses.

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

        Depreciation of property and equipment charged to operations is $229,732 and $374,067 for the years ended December 31, 2003 and 2002, respectively.

Intangible Assets

        The Company had an intangible asset for purchased licensing rights, with an indefinite life. In accordance with SFAS No. 142, the asset was recorded at cost, net of any amortization recorded prior to the adoption of SFAS No. 142, and is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the year ended December 31, 2002 management determined that the value of these licensing rights was nominal and therefore impaired. This determination is based on the fact that the Company has not received any economic benefit from these rights from the date of their purchase, nor does management expect to receive any future economic benefit. The impairment loss of $66,697 is included in general and administrative expenses for the year ended December 31, 2002.

Unearned Compensation

        The Company issued shares of restricted common stock to certain officers of the Company in connection with their employment agreements. The common stock was issued as compensation for future services to be performed over the three year term of the employment agreements. The fair value of the shares issued has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense over the life of the employment agreements.

Revenue Recognition

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

Contract Revenue

        The Company was a subcontractor to a grant between Lackawanna Junior College and the Pennsylvania Department of Health to perform certain research services for a cancer assessment system. The grant was entered into in June 2002 and covered the period from July 1, 2001 through June 30, 2003. The total grant was for $500,000 and the Company's portion was approximately $475,000 and was recognized as income as the services were performed and billed to Lackawanna Junior College. Contract revenue and the related research and development costs recognized during the year ended December 31, 2002 were $227,319 and $164,906, respectively and $247,681 and $228,055, respectively during the year ended December 31, 2003.

Research and Development

        Research and development costs are expensed as incurred. Research and development costs were $269,461 and $173,656 for the years ended December 31, 2003, and 2002, respectively.

Advertising

        The Company advertises primarily through print media and on the Internet. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $448 and $18,112 for the years ended December 31, 2003 and 2002, respectively.

Stock-Based Compensation

        The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be adjusted as follows:

	2003	2002
Net income (loss), as reported	$(927,962)	$(826,062)
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	34,510	46,832

Pro forma net income (loss)	$(962,472)	$(872,894)

Net income (loss) per basic and diluted share of common stock:
As reported	$(.05)	$(.04)
Pro forma	$(.05)	$(.04)

        The Company did not grant any employee stock options during 2003 or 2002.

Long-Lived Assets

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

Shipping and Handling Costs

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

Net Income (Loss) Per Basic and Diluted Share of Common Stock

        Basic earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2003 and 2002 is presented in Note 5.

Estimates

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

Recently Issued Accounting Standards

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which did not result in any impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company's financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company's financial statements.

        In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company's financial position or results of operations.

        In December 2003, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.

2. Marketable Securities

        Marketable securities are carried on the balance sheet at their market value.

	Cost	Unrealized Gain (Loss)	Market Value
As of December 31, 2003:
Available-for-sale securities:
Equity securities	$200,000	$(178,823)	$21,177

Total	$200,000	$(178,823)	$21,177

3. Current Notes Payable—Related Entities

        In March of 2003, the Company entered into a note payable agreement with a related entity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of the date of the agreement. The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid. The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above. The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. The note is collateralized by all of the Company's assets.

        In October of 2003, the Company entered into another note payable agreement with a related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company's scanners for subsequent resale. The terms of the agreement are such that for each scanner sold, the Company will pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment. In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company's restricted common stock at $0.60 per share for a period of up to five years from the date of issuance. The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which is being accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate.

4. Income Taxes

        The components of the provision for income taxes are as follows:

	2003	2002
Current:
Federal	$—	$—
State	7,069	6,605

Total	7,069	6,605

Deferred:
Federal	—	—
State	—	—

Total	—	—

Total Provision For Income Taxes	$7,069	$6,605

        The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

	2003	2002
Federal statutory rate	(34)%	(34)%
State income taxes, net of federal benefits	(6)	(6)
Valuation allowance	40	40

Total	—%	—%

        Significant components of deferred income taxes as of December 31, 2003 are as follows:

Net operating loss carryover	$3,267,000
Property and equipment	54,000
Intangible assets	20,000
Other	1,000

Total Deferred Tax Asset	3,342,000

Stock option compensation	(66,000)

Total Deferred Tax Liability	(66,000)

Less valuation allowance	(3,276,000)

Net Deferred Tax Asset	$—

        The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $3,276,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $180,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

        At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $8,354,000 and $6,472,000, respectively. Such carryforwards expire in the years 2008 through 2023 and 2006 through 2023 for federal and state purposes, respectively.

5. Net Income (Loss) Per Share of Common Stock

        The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2003 and 2002. For the years ended December 2003 and 2002 options and warrants to purchase 3,755,714 and 2,445,714 common shares, respectively, were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.

	2003	2002
Net income (loss)	$(927,962)	$(826,062)

Weighted-average common shares outstanding:
Weighted average common shares outstanding—Basic	20,612,560	19,763,456
Dilutive securities	—	—

Weighted-average common shares outstanding—Diluted	20,612,560	19,763,456

Net income (loss) per basic and diluted share of common stock	$(.05)	$(.04)

6. Stock Options and Warrants

Stock Option Plan

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

        The following table contains information on the stock options under the Company's Plan for the years ended December 31, 2003 and 2002.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	200,000	$1.00
Granted	—	—
Exercised	—	—
Cancelled	(200,000)	1.00

Options outstanding at December 31, 2002	—	—
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2003	—	$—

Other Stock Options

        The Company has granted stock options to employees, consultants and other individuals. The outstanding options expire from August 2004 through May 2009. The following table contains information on all of the Company's Non Plan stock options for the years ended December 31, 2003 and 2002.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	2,650,000	$.36
Granted	—	—
Exercised	(640,000)	.25
Cancelled	(750,000)	.42

Options outstanding at December 31, 2002	1,260,000.38
Granted	1,000,000.25
Exercised	(40,000)	.25
Cancelled	(700,000)	.44

Options outstanding at December 31, 2003	1,520,000	$.27

Warrants

        In November 1993, the Company sold 1,185,714 "Units" consisting of one share of the Company's common stock and one common stock purchase warrant for $.35 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $1.00 at anytime until June 30, 2006. All 1,185,714 warrants are outstanding as of December 31, 2003.

        In August and November 2001 the Company sold 625,000 Units of the Company's securities. Each unit consists of one share of the Company's common stock and one common stock purchase warrant for $.40 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $.40 for one year from the date of the Units. All 625,000 warrants expired during 2002.

        In June 2003 the Company sold 50,000 Units of the Company's securities. Each unit consists of one share of the Company's common stock and one common stock purchase warrant for $.60 per unit. The Warrants entitle the holder to purchase one share of the Company's common stock for $.60 for a period of five years from the date of the Units. All 50,000 warrants are outstanding as of December 31, 2003.

        In October of 2003, the Company issued 1,000,000 warrants in connection with a note agreement described in Note 3 above. The warrants are exercisable into an equal number of shares of the Company's common stock, at a price of $.60 per share, and are exercisable for five years from the date of issuance. All 1,000,000 warrants are outstanding as of December 31, 2003.

Other Stock Option Information

        The weighted average fair value price of options granted in 2003 was $.16.

        The following table summarizes information about the Company's stock based compensation plans at December 31, 2003.

        Options Outstanding and Exercisable by Price Range as of December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life In Years
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.25-$.40	1,520,000	3.80	$.27	1,520,000	$.27

Compensation Expense

        The Company recorded compensation expense of $155,736 for the year ended December 31, 2003, for the value of options granted to a current board member, prior to him becoming a board member of the Company. The valuation of the options granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

        The Company also recorded compensation expense of $2,550 and $27,400 for the years ended December 31, 2003 and 2002, respectively for the value of common stock issued to consultants for services provided to the Company.

7. Accumulated Other Comprehensive Income

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

        Components of other comprehensive income consist of the following:

	Unrealized Gain (loss) on Marketable Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(141,176)	$(36,913)	$(178,089)
2002 change	(49,412)	2,821	(46,591)

Balance at December 31, 2002	(190,588)	(34,092)	(224,680)
2003 change	11,765	(968)	10,797

Balance at December 31, 2003	$(178,823)	$(35,060)	$(213,883)

8. Preferred Stock

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

9. Related Entity Transactions

        In May of 2003, the Company entered into an agreement with Michie Proctor, a related entity, in which Mr. Proctor was elected to Chairman of the Board of the Company and the details of the consulting arrangement between the Company and Mr. Proctor were defined.

        In connection with this agreement, the Company awarded one million options to purchase common stock of the Company for $0.25 per share, which are vested immediately. The Company recorded stock option compensation expense, related to these options of $155,736.

        In August of 2003, the amount owed to James McGonigle, a related entity, of $5,000 relating to services provided during the year, was factored by Mr. McGonigle to Michie Proctor. As a result of this transaction, the Company now owes Mr. Proctor $3,500, due in its entirety on June 13, 2004.

10. Commitments and Contingencies

Leases

        The Company leases office equipment and office facilities under long-term leasing arrangements. The Company's office facilities lease contains a one-year renewal option. The future minimum lease payments at December 31, 2003 under the Company's operating leases which have an initial or remaining noncancellable lease term in excess of one year is $38,941, due during the year ending December 31, 2004.

        Rental expense charged to operations was $43,299 and $54,728 for the years ended December 31, 2003 and 2002, respectively.

Medicare Hearings

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

        As of December 31, 2003, the Company has an accrued liability of $100,000 as a result of the above proceedings. The $100,000 accrual is the Company's best estimate of the potential liability based on all of the facts and circumstances currently known.

Officer Indemnification

        Under the organizational documents, the Company's officers, employees, and directors are indemnified against certain liability arising out of the performance of their duties to the Company. The Company also has an insurance policy for its directors and officers to insure them against liabilities arising from the performance of their duties required by their positions with the Company. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

11. Concentration of Credit Risk and Major Customers

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

        Total assets were $166,235 in foreign countries at December 31, 2003 which were all located in the United Kingdom.

        Revenues from major customers, as a percentage of total revenue, for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Customer A	* %	23.	%
Customer B	47%	*	%
Customer C	46%	51%

*
Less than 10%

12. Fair Value of Financial Instruments

        Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2003:

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$155,714	$155,714
Marketable securities	21,177	21,177
Current notes payable—related entities	307,607	307,607

        The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of marketable securities is determined by the most recently traded price of each security at the balance sheet date.

13. Subsequent Events

        On February 12, 2004, the Company signed a distribution agreement with U.S. Medical Systems, Inc, to sell its Longport Digital Scanner through the U.S. Medical Systems distribution network. The contract calls for the purchase of 300 machines in the first year, 600 machines in year two, and 1,000 machines in year three.

        An initial order, with a $500,000 deposit, has been placed for the first 100 machines with delivery starting in April 2004. This Agreement calls for LDS units to be delivered at a rate of not less than 25 scanners per month in year 1, 50 units per month in year 2 and 80 units per month in year 3.

        The Company also received a payment of $525,000 from U.S. Medical Systems, Inc. to convert the above mentioned distribution agreement between the two companies for the Longport Digital Scanner into an exclusive arrangement in the wound care market for the next three years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent accountants with respect to accounting and financial disclosure. On January 15, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding a change of our independent auditor and certifying accountant from Angell & Deering, Certified Public Accountants to Mayer Hoffman McCann P .C.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The name, age and position of each of our executive officers and directors are set forth below:

Name	Age	Officer/ Office	Director Since
Dr. Michie Proctor	69	Chairman of the Board of Directors	2003
Michael C. Boyd	62	Chief Executive Officer and Director	2001
Paul D. Wilson	47	President, Chief Financial Officer and Director	2001
Paul R. Quintavalle DPM	53	Director	2001
Brian W. Clymer	56	Director	2001

        Directors hold office for a period of one year from their election at the annual meeting of shareholders and until their successors are duly elected and qualified. Our officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has no audit, nominating or compensation committee. No director receives compensation for services as a director. We have adopted a Code of Ethics, a copy of which has been filed as an exhibit to this report.

Background

        The following is a summary of the business experience of each of our officers and directors:

        Dr. Michie Proctor joined the Board of Directors in June, 2003 upon the resignation of its previous chairman and was immediately selected as its new Chairman. Dr. Proctor, is Longport's largest shareholder. His business experience spans more than 40 years, where he has served as CEO, President, and Board Member of both public and private companies. These companies have included companies in the medical device industry and the nutraceutical industry. His education has been in the fields of Business, Aeronautics, Estate Planning and Theology. He has earned a B.Th, M.Th., D.D., Ph.D. In addition to his broad business experience, Dr. Proctor serves as the Sr. Pastor of the First Baptist Church of Southwest Broward, in Hollywood, Florida, a position he has held for more than 30 years.

        Michael C. Boyd was a business consultant from January 1998 until he joined us in October 2001. From April 1996 to January 1998, he was founder, President and a director of TeleSpectrum Worldwide, Inc., a rollup of six direct marketing companies that reached annual revenue of approximately $200 million. From 1986 to 1995, he was co-founder, President and a director of QVC Network, Inc., a cable television retailer with over 6,000 employees whose sales rose during his employment to over $1.3 billion annually. Mr. Boyd has significant experience in the direct response industry, having held senior positions at Franklin Mint and Lillian Vernon Corporation. He is a member of the governing boards of Penn Mutual Insurance Company, the Greentree Perpetual Assurance Company, Altura International, TCIM Services and Smoke Stoppers, Inc. Mr. Boyd earned a Bachelor of Arts degree from the University of Delaware.

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

        Brian W. Clymer has been Vice President of External Affairs for Prudential Insurance Company of America since July 1997. From January 1994 until June 1997, he was the New Jersey State Treasurer, appointed by Governor Whitman and confirmed by the New Jersey Senate. Prior to his appointment as the State Treasurer, he was President and Chief Executive Officer of Railway System Design, Inc. and Vice President of Gannett Fleming, Inc., an engineering firm. He also served under President George H. W. Bush as Administrator of the Federal Transit Administration of the United States Department of Transportation. Mr. Clymer has served on numerous boards, including the New Jersey Sports and Exposition Authority, the Casino Reinvestment Development Authority, the New Jersey Performing Arts Center, the American Public Transit Association, Motor Coach Industries International and the Southeastern Pennsylvania Transportation Authority. He currently serves on the New Jersey Alliance for Action Board and the Prosperity New Jersey Board of Trustees. Mr. Clymer earned a Bachelor of Science degree in Business and Economics from Lehigh University and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

        The following table discloses all compensation paid to our Chief Executive Officer for the years ended December 31, 2003 and 2002. No executive officer's annual compensation exceeded $100,000 in either year.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Awards($)	Options/ SARS(#)
Michael C. Boyd	2003	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2002	-0-	-0-	-0-	-0-	-0-

(1)
In October 2001, we entered into a three-year employment agreement with Mr. Boyd to act as our Chief Executive Officer. Under the employment agreement, Mr. Boyd does not receive a cash salary but received 100,000 shares of our common stock and options to purchase up to 1,000,000 additional shares exercisable at $.25 per share until October 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information with respect to the ownership of our Common Stock on the record date by (i) each person who is known by us to own of record or beneficially more than 10% of our Common Stock, (ii) each of our directors and (iii) all directors and officers as a group. All shares are owned beneficially and of record and the shareholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. The addresses of all shareholders listed in the table are in care of us. The table includes common stock purchase warrants and stock options exercisable by the holder within 60 days from the date hereof.

Name	Number of Shares Owned	Percent of Class
Michie and Joyce Proctor (1)	3,566,466	16.2%
Michael C. Boyd (2)	1,100,000	5.2%
Paul R. Quintavalle (3)	320,000	1.5%
Paul D. Wilson (4)	350,000	1.7%
Church of Southwest Broward	2,385,477	10.6%
All officers and directors as a group (five persons)	5,336,466	23.6%

(1)
Includes 200,000 common stock options. Also includes 1,000,000 common stock options exercisable at $.25 per share which we issued to Dr. Proctor for assuming the Chairmanship of our company. Dr. Proctor is also the President of the First Baptist Church of Southwest Broward, one of our principal stockholders. Dr. Proctor disclaims any ownership or control of shares owned by the Church.

(2)
Includes 320,000 common stock options.

(3)
Includes 100,000 common stock options.

(4)
Includes 100,000 common stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In 2002 and 2003 we had a consulting agreement with Wound Healing Systems, Inc, Inc., a company owned and controlled by James R. McGonigle, our former Chairman, pursuant to which Wound Healing Systems, Inc. provided services to us for an agreed upon monthly fee of $5,000 per month.

        In March of 2003, the Company entered into a note payable agreement with a related identity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of the date of the agreement. The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid. The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above. The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. The note is collateralized by all of the Company's assets.

        In October of 2003, the Company entered into another note payable agreement with a related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company's scanners for subsequent resale. The terms of the agreement are such that for each scanner sold, the Company will pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment. In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company's restricted common stock at $0.60 per share for a period of up to five years from the date of issuance. The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which is being accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate. All 1,000,000 warrants are outstanding as of December 31, 2003.

        In May of 2003, the Company entered into an agreement with Michie Proctor, a related entity, in which Mr. Proctor was elected to Chairman of the Board of the Company and the details of the consulting arrangement between the Company and Mr. Proctor were defined.

        In connection with this agreement, the Company awarded one million options to purchase common stock of the Company for $0.25 per share, which are vested immediately. The Company recorded stock option compensation expense, related to these options of $155,736.

        In August of 2003, the amount owed to James McGonigle, a related entity, of $5,000 relating to services provided during the year, was factored by Mr. McGonigle to Michie Proctor. As a result of this transaction, the Company now owes Mr. Proctor $3,500, due in its entirety on June 13, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

Exhibit No.	Title
3.1	Certificate of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
4.1	Form of Common Stock Purchase Warrant (1)
10.25	Research and Licensing Agreement (UMDS) (1)
10.30	Services Agreement (West Jersey Health System) (2)
10.32	Agreement with R.D. Bowers Associates (1)
10.33	Agreement with Professional Home Care Services (1)
10.34	Agreement with Austin Medical, Inc. (1)
10.35	Letter of Understanding with GWR Medical, LLP (1)
10.36	Technology Transfer Agreement (VMOS) (1)
10.37	Technology Transfer Agreement (SWS) (1)
10.37	Newtown Square Office Lease (3)
14.1	Code of Ethics
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No.33-75236 and Post Effective Amendment No.1 thereto.

(2)
Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3)
Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(b)
Reports on Form 8-K: None

ITEM 14. CONTROLS AND PROCEDURES

        As of the end of the reporting period for filing this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely, alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table shows the fees paid or accrued by Longport for the audit and other services provided by the Company's accountants for the fiscal year ended December 31, 2002 and 2003:

	2003	2002
Audit fees for the years ended December 31 and fees for the review of financial statements included in quarterly reports on Form 10-Q:	$68,310	$56,540
Audit-related fees:	$—	$—
Tax fees (1):	$5,840	$5,000
Other service fees(2):	$7,385	$2,340

Total:	$81,535	$63,880

(1)
Includes tax compliance, advice and planning

(2)
Includes consulting and advisory services

        All services described above were approved by the Board of Directors, as Longport does not have an audit committee.

        The Board of Directors has considered and decided that the provisions of the non-audit services referred to in the "Other Service Fees" Portion of the above table (including the footnote thereto) are compatible with maintaining the independence of the Company's auditors.

Policy on Audit Committee Pre-Approval

        The Board of Directors is responsible for reviewing and pre-approving both audit and permissible non-audit service to be provided by the independent accountant. This pre-approval duty may be delegated to one or more designated members of the Board of Directors, provided that any pre-approval given by such delegate(s) must be reported to the Board of Directors at its next regularly scheduled meeting.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Swarthmore, Pennsylvania, on April 8, 2004.

LONGPORT, INC.
By:	/s/ Michie Proctor Michie Proctor, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, this Registration Statement has been signed by the following persons on the dates indicated.

Signature	Title	Date
/s/ Michie Proctor Michie Proctor	Chairman of the Board of Directors	April 8, 2004
/s/ Michael C. Boyd Michael C. Boyd	Chief Executive Officer and Director	April 8, 2004
/s/ Paul D. Wilson Paul D. Wilson	President, Chief Financial Officer (Principal Accounting Officer) and Director	April 8, 2004
/s/ Paul R Quintavalle Paul R Quintavalle	Director	April 8, 2004
/s/ Brian W. Clymer Brian W. Clymer	Director	April 8, 2004

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
LONGPORT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
LONGPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET DECEMBER 31, 2003
ASSETS
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LONGPORT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
LONGPORT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
LONGPORT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
LONGPORT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. CONTROLS AND PROCEDURES
SIGNATURES