Form 10QSB
period 2004-03-31
LONGPORT INC
filed 2004-05-17
CIK 919043

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2004
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-75236

Longport, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	23-2715528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

740 South Chester Road
Suite A
Swarthmore, Pennsylvania 19081
(Address of principal executive offices)

Issuer's telephone number: (800) 289-6863

        Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes ☐    No ☒

        There were 20,865,670 shares of the Registrants common stock, $.001 par value outstanding on March 31, 2004.

LONGPORT, INC.
FORM 10-QSB

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,012,711
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,000	13,982
Inventories	190,331
Marketable securities available for sale	35,389
Deposits and other current assets	176,483

Total Current Assets	1,428,896

Property and Equipment, at cost:
Medical equipment	1,196,978
Production equipment	51,590
Computer equipment	69,173
Office furniture and equipment	36,868

1,354,609
Less accumulated depreciation	(1,293,298)

Net Property and Equipment	61,311

Other Assets:
Deposits	3,161

Total Assets	$1,493,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable:
Trade	$65,527
Related entity	1,500
Accrued expenses	213,549
Customer deposits	810,400
Accrued Medicare obligation	100,000
Deferred income	503,126
Notes payable—related entities	286,911

Total Current Liabilities	1,981,013

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock: $.001 par value, 1,000,000 shares authorized none issued or outstanding	—
Common stock: $.001 par value, 25,000,000 shares authorized 20,865,670 shares issued and outstanding	20,866
Paid in capital	9,405,488
Accumulated deficit	(9,841,147)
Accumulated other comprehensive loss	(67,602)
Unearned compensation	(5,250)

Total Stockholders' Equity (Deficit)	(487,645)

Total Liabilities and Stockholders' Equity (Deficit)	$1,493,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Net Revenues:
Scanner sales	$125,597	$20,000
Scanner rentals	1,000	1,750
Contract revenue	—	107,955
Other	28,874	48

Total Revenues	155,471	129,753

Operating Expenses:
Cost of sales	102,503	10,608
General and administrative	265,213	163,827
Stock compensation expense	2,250	2,250
Research and development expense	37,856	118,177

Total Operating Expenses	407,822	294,862

Operating Income (Loss)	(252,351)	(165,109)

Other Income (Expense):
Interest and other income	1,693	355
Interest expense	(42,919)	(57,563)
Impairment loss	(164,707)	—
Other expense	(34,853)	—

Total Other Income (Expense)	(240,786)	(57,208)

Income (Loss) Before Provision for Income Taxes	(493,137)	(222,317)
Provision for income taxes	4,710	—

Net Income (Loss)	$(497,847)	$(222,317)

Net Income (Loss) Per Basic and Diluted Share of Common Stock	$(0.02)	$(0.01)
Weighted Average Number of Basic and Diluted Common Shares Outstanding	20,865,670	20,351,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Common Stock						Accumulated Other Comprehensive Income (Loss)
			Paid In Capital	Current Years Comprehensive Income (Loss)	Accumulated Deficit	Unearned Compensation
	Shares	Amount
Three Months Ended March 31, 2004:
Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)
Amortization of unearned compensation	—	—	—		—	2,250	—
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	$14,212	—	—	$14,212
Impairment of marketable securities recognized				164,707			164,707
Translation adjustment	—	—	—	(32,638)	—	—	(32,638)
Net loss	—	—	—	(497,847)	(497,847)	—	—

Total Comprehensive Income (Loss)	—	—	—	$(351,566)	—	—	—

Balance at March 31, 2004	20,865,670	$20,866	$9,405,488		$(9,841,147)	$(5,250)	$(67,602)

Three Months Ended March 31, 2003:
Balance at December 31, 2002	20,320,670	$20,321	$9,019,223		$(8,415,338)	$(16,500)	$(224,680)
Issuance of common stock in connection with the receipt of loan	200,000	200	55,800		—	—	—
Amortization of unearned compensation	—	—	—		—	2,250	—
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	$2,353	—	—	2,353
Translation adjustment	—	—	—	(875)	—	—	(875)
Net loss	—	—	—	(222,317)	(222,317)	—	—

Total Comprehensive Income (Loss)	—	—	—	$(220,839)	—	—	—

Balance at March 31, 2003	20,520,670	$20,521	$9,075,023		$(8,637,655)	$(14,250)	$(223,202)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(497,847)	$(222,317)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	68,210	64,250
Common stock issued for interest expense	—	56,000
Impairment loss	164,707
Changes in assets and liabilities:
Accounts receivable	(11,069)	(70,614)
Prepaid expenses and other	(56,751)	(115,000)
Inventories	11,610	31,249
Accounts payable and accrued liabilities	(8,821)	24,834
Deferred income	503,126
Customer deposits	766,000	—

Net Cash Provided (Used) By Operating Activities	939,165	(231,598)

Cash Flows From Investing Activities:
Capital expenditures	(9,530)	(1,662)

Net Cash (Used) By Investing Activities	(9,530)	(1,662)

Cash Flows From Financing Activities:
Proceeds from notes payable to related entity	—	200,000
Payments on notes payable to related entity	(40,000)	—

Net Cash Provided (Used) By Financing Activities	(40,000)	200,000

Effect of exchange rate changes on cash and cash equivalents	(32,638)	(875)

Net Increase (Decrease) in Cash and Cash Equivalents	856,997	(34,135)
Cash and Cash Equivalents at Beginning of Year	155,714	60,690

Cash and Cash Equivalents at End of Year	$1,012,711	$26,555

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,000	$—
Income taxes	4,710	—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Unrealized gain (loss) on marketable securities	14,212	2,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1. Basis of Presentation

        The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004. It is recommended that this financial information be read with the complete consolidated financial statements included in the Company's annual report on Form 10-KSB dated December 31, 2003 previously filed with the Securities and Exchange Commission.

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

2. Stock-Based Compensation

        The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS 123". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock- based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$(497,847)	$(222,317)
Less employee based stock compensation expense determined under fair value based methods for all awards, net of related tax effects	—	(11,503)

Pro forma net income (loss)	$(497,847)	$(233,820)

Net income (loss) per basic and diluted share of common stock:
As reported	$(0.02)	$(0.01)
Pro forma	$(0.02)	$(0.01)

        The Company did not grant any employee stock options during the first quarter of 2003 or 2004.

3. Net Income (Loss) Per Basic and Diluted Share of Common Stock

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

        The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004, options and warrants to purchase 3,755,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three months ended March 31, 2003, options and warrants to purchase 2,445,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(497,847)	$(222,317)

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	20,865,670	20,351,781
Dilutive securities	—	—

Weighted average common shares outstanding—diluted	20,865,670	20,351,781

Net income (loss) per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

4. Recently Issued Accounting Standards

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

5. Exclusive Distributor Rights and Purchase Agreement

        On February 12, 2004, the Company signed a distribution agreement with U.S. Medical Systems, Inc, to sell its Longport Digital Scanner (LDS unit) through the U.S. Medical Systems, Inc.'s distribution network. The contract calls for U.S. Medical Systems, Inc. to purchase 300 LDS units in the first year, 600 LDS units in year two, and 1,000 LDS units in year three.

        An initial order, with a $500,000 deposit, was received in February, 2004 for the first 100 LDS units with delivery starting in the second quarter of 2004. The deposit is included in customer deposits in the accompanying financial statements at March 31, 2004. This Agreement calls for LDS units to be delivered at a rate of not less than 25 LDS units per month in year 1, 50 LDS units per month in year 2 and 80 LDS units per month in year 3.

        The Company also received a payment of $525,000 in March 2004 from U.S. Medical Systems, Inc. to convert the above mentioned distribution agreement between the two companies for the Longport Digital Scanner into an exclusive arrangement in the wound care market for the next three years. This amount is reflected in deferred income in the accompanying financial statements at March 31, 2004, and will be recognized over the term of the contract, which is three years.

6. Impairment Loss

        All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        During the first quarter of 2004, management of the Company determined that the impairment of the investment in Seychelle Environmental Technologies, Inc. ("Seychelle"), initially purchased for $200,000 in 2000, is other-than-temporary. Therefore, the loss, originally reflected as an unrecognized loss on investment within other comprehensive income, has been recognized in the statement of operations for the three months ended March 31, 2004.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

        Revenues for the first quarter of 2004 were $155,471 compared to $129,753 for the first quarter of 2003. This increase is attributable to the growth of revenue from the sale of the Company's principal product, the Longport digital scanner ("Scanner"), which grew to $125,597 in the first quarter of 2004 as opposed to $20,000 in the first quarter of 2003. This increase was offset by the absence of contract revenue in the first quarter of 2004, which had been $107,955 in the first quarter of 2003. This revenue was related to a partnership with Lackawanna Junior College which received a grant from the Pennsylvania Department of Health to perform certain research services with respect to a cancer assessment system. This research was concluded during the second quarter of 2003.

        Total operating expenses for the first quarter of 2004 were $407,822 compared to $294,862 for the first quarter of 2003. This increase is primarily due to additional costs associated with the sale of scanners, an increase in general and administrative expenses as well as a reduction in research and development expense associated with the contract research discussed above.

        The Company experienced a net loss of $497,847 for the first quarter of 2004 compared to a net loss of $222,317 for the first quarter of 2003. The increase is primarily due to an impairment loss of $164,707 discussed below.

Strategy to Achieve Profitable Operations

        During the first quarter the Company executed an agreement with U.S. Medical wherein U.S. Medical was granted exclusive rights to market Scanners in the United States in return for a payment of $525,000 as well as other purchase commitments. U.S. Medical also placed a $500,000 deposit for the initial purchase of 100 Scanners. In addition, the Company also received an order for 100 units from Future Scan Corporation. The Company expects to begin delivering Scanners pursuant to these orders in the second and third quarters of 2004 respectively. Consequently, the Company revised its business plan in line with these developments. This plan includes provisions for the immediate production and delivery of the Scanners. In addition, the Company continues to expend funds for additional product development, research, and marketing, as well as the infrastructure expenses necessary to bring the Company's product to market. The Company will require additional funding to implement this plan and management believes the plan and its recent sales successes will be key factors in the Company's ability to raise the necessary capital. This fund raising effort will continue to receive significant management attention.

Liquidity and Capital Resources

        As of March 31, 2004 the Company had $1,012,711 in cash and cash equivalents. As stated above, the Company expects that additional cash will need to be raised in order to produce and market the scanners.

        Cash flows from operating activities provided $939,165, which was primarily the result of the receipt of customer deposits of $766,000, and the sale of exclusive marketing rights to the Scanner in the wound care market for $525,000, reduced by the net operating loss of $497,847. Cash flows from investing activities used $9,530 for the purchase of fixed assets. Cash flows from financing activities used $40,000 in connection with a repayment of an existing note payable.

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

        Asset impairment.    All long-lived assets, including goodwill and other intangible assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable judgment by management is necessary to estimate discounted future cash flows. Assumptions used in these cash flows are consistent with internal forecasts. During the first quarter of 2004, the Company recognized an impairment loss of $164,707 associated with an investment in marketable securities that took place in 2000.

        Commitments and contingencies.    In September 1997, Longport was notified of a Medicare Hearing Officer's decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. Longport appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. Longport continues to be in the Appeals process. Longport is unable to predict the outcome of the Appeal. Longport has accrued $100,000 as a result of these proceedings based on its estimate of the cases ruled against it and applying the relationship across all of its Medicare billings prior to 1995. The $100,000 accrual is Longport's best estimate of the potential liability based on all of the facts and circumstances presently known. There has been no new developments with respect to this situation during the first quarter of 2004.

        Accounting for income taxes.    Significant judgment by management is required in developing Longport's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2003 and March 31, 2004 based on management's belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport's historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport's consolidated financial condition and results of operations.

  Other Matters

        Management expects the revenues for the remainder of 2004 to be derived from the sale and/or lease of the Longport Digital Scanner ("LDS"). After receiving FDA marketing clearance in June 1999,

Longport has spent significant time and effort on "peer acceptance" of the scanner. Initial data from clinical studies from Yale University and other centers; indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of these studies may lead to a new standard for the prevention, monitoring, and treatment of pressure sores in both acute care and long-term care facilities.

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

        The production and distribution of the scanner are the final challenges Longport is faced with as the Company moves into the commercialization phase of the Scanner. The Company presently has a single source supplier that produces the major components of the scanners in addition to assembling (using proprietary boards manufactured by another Company) and quality testing the final product prior to shipment. The Company does not have a long-term agreement with this supplier but uses purchase orders to obtain Scanners at least four months prior to our needs. In addition, we believe that this supplier currently has the ability to produce 50 Scanners per month. The Company is continually evaluating our manufacturing capabilities and is considering adding additional manufacturing sources to meet increased product demand.

Longport International LTD

        Longport International, LTD ("International"), a wholly owned subsidiary, was formed in 1999 to be the marketing arm of Longport for business generated outside North America. Longport International received delivery of the first scanner produced by our current manufacturer in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to ISO-9001 subset BS-EN-46001 manufacturing quality standard enables a CE mark to be placed on the Scanner for sales outside North America. International has, to date, concentrated on product development, the oversight of clinical studies regarding the use and effectiveness of the scanner, and the monitoring of product manufacturing.

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

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

Part II Other Information

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon senior securities

        None

Item 4. Submission of matters to a vote of security holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and reports on Form 8-K.

(a)
Exhibit 31.1—Certification of Chief Executive Officer pursuant to Section 303 of the Sarbanes-Oxley Act of 2002.

  Exhibit 31.2—Certification of Chief Financial Officer pursuant to Section 303 of the Sarbanes-Oxley Act of 2002.

  Exhibit 32.1—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 32.2—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K:

        On February 16, 2004, a report on Form 8-K was filed, reporting under "Item 5. Other Information" that the Registrant entered into an agreement with U.S. Medical Systems, Inc. ("U.S. Medical") pursuant to which the Registrant appointed U.S. Medical as a distributor of the Registrant's ultrasound scanner ("Scanner") in the United States.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 14, 2004	Longport, Inc.
/s/ MICHAEL C. BOYD Michael C. Boyd Chief Executive Officer and Director
/s/ PAUL D. WILSON Paul D. Wilson President & Chief Financial Officer (Principal Accounting Officer)