Form 10QSB
period 2004-06-30
LONGPORT INC
filed 2004-08-16
CIK 919043

Use these links to rapidly review the document
LONGPORT, INC. FORM 10-QSB INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-75236

Longport, Inc.
(Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2715528 (I.R.S. Employer Identification Number)
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

        There were 20,865,670 shares of the Registrants common stock, $.001 par value outstanding on June 30, 2004.

LONGPORT, INC.
FORM 10-QSB

INDEX

Part I	Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2004 and 2003
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
Part II	Other Information and Signatures
Item 6. Exhibits and Reports on Form 8-K

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$427,404
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,000	107,686
Inventories	381,099
Marketable securities available for sale	37,551
Deposits and other current assets	266,926

Total Current Assets	1,220,666

Property and Equipment, at cost:
Medical equipment	926,671
Production equipment	90,352
Computer equipment	95,122
Office furniture and equipment	37,117

1,149,262
Less accumulated depreciation	(1,038,996)

Net Property and Equipment	110,266

Other Assets:
Deposits	3,161

Total Assets	$1,334,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$233,688
Accrued expenses	295,764
Customer deposits	690,400
Accrued Medicare obligation	100,000
Deferred revenue	166,667
Note payable—related entity	214,997

Total Current Liabilities	1,701,516

Long term liabilities
Deferred revenue net of current portion above	$292,709

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock: $.001 par value, 1,000,000 shares authorized none issued or outstanding	—
Common stock: $.001 par value, 50,000,000 shares authorized 20,865,670 shares issued and outstanding	20,866
Paid in capital	9,405,488
Accumulated deficit	(10,024,880)
Accumulated other comprehensive loss	(58,606)
Unearned compensation	(3,000)

Total Stockholders' Equity (Deficit)	(660,132)

Total Liabilities and Stockholders' Equity (Deficit)	$1,334,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Revenues:
Scanner sales—new units	$209,000	$15,000	$285,480	$35,000
Scanner sales—used units	140,000	—	140,000	—
Scanner rentals	2,000	—	3,000	1,750
Contract revenue	—	139,726	—	247,681
Other	43,750	—	72,624	48

Total Revenues	394,750	154,726	501,104	284,479

Operating Expenses:
Cost of sales—new units	64,421	10,121	166,924	20,729
Cost of sales—used units	—	—	—	—
General and administrative	330,266	141,554	595,479	307,631
Stock compensation expense	2,250	77,868	4,500	77,868
Research and development expense	32,836	152,949	70,692	271,126

Total Operating Expenses	429,773	382,492	837,595	677,354

Operating Income (Loss)	(35,023)	(227,766)	(336,491)	(392,875)

Other Income (Expense):
Interest and other income	(809)	10	884	365
Interest expense	(98,456)	(9,375)	(141,375)	(66,938)
Impairment loss	—	—	(164,707)	—
Other expense	—	—	(34,853)	—

Total Other Income (Expense)	(99,265)	(9,365)	(340,051)	(66,573)

Income (Loss) Before Provision for Income Taxes	(134,288)	(237,131)	(676,542)	(459,448)
Provision for income taxes	328	3,417	5,038	3,417

Net Income (Loss)	$(134,616)	$(240,548)	$(681,580)	$(462,865)

Net Income (Loss) Per Basic and Diluted Share of Common Stock	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Common Stock						Accumulated Other Comprehensive Income (Loss)
			Paid In Capital	Current Years Comprehensive Income (Loss)	Accumulated Deficit	Unearned Compensation
	Shares	Amount
Six Months Ended June 30, 2004:
Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)
Amortization of unearned compensation	—	—	—		—	4,500	—
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	$16,374	—	—	$16,374
Impairment of marketable securities recognized				164,707			164,707
Translation adjustment	—	—	—	(25,804)	—	—	(25,804)
Net loss	—	—	—	(681,580)	(681,580)	—	—

Total Comprehensive Income (Loss)	—	—	—	$(526,303)	—	—	—

Balance at June 30, 2004	20,865,670	$20,866	$9,405,488		$(10.024,880)	$(3,000)	$(58,606)

Six Months Ended June 30, 2003:
Balance at December 31, 2002	20,320,670	$20,321	$9,019,223		$(8,415,338)	$(16,500)	$(224,680)
Issuance of common stock upon exercise of stock options	40,000	40	9,960		—	—	—
Issuance of common stock for services	15,000	15	2,535		—	—	—
Sale of common stock	50,000	50	29,950		—	—	—
Issuance of common stock in connection with the receipt of loan	200,000	200	55,800		—	—	—
Issuance of stock options	—	—	77,868		—	—	—
Amortization of unearned compensation	—	—	—		—	4,500	—
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	$2,353	—	—	2,353
Translation adjustment	—	—	—	(29,695)	—	—	(29,695)
Net loss	—	—	—	(462,865)	(462,865)	—	—

Total Comprehensive Income (Loss)	—	—	—	$(490,207)	—	—	—

Balance at June 30, 2003	20,625,670	$20,626	$9,195,336		$(8,878,203)	$(12,000)	$(252,022)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(681,580)	$(462,865)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	141,285	129,071
Common stock and stock options issued for services	—	80,418
Common stock issued for interest expense	—	56,000
Impairment loss	164,707	—
Changes in assets and liabilities:
Accounts receivable trade	(104,773)	(36,986)
Deposits and other current assets	(147,194)	(115,000)
Inventories	(177,372)	24,643
Accounts payable and accrued expenses	240,055	106,211
Deferred revenue	459,376	—
Customer deposits	646,000	—

Net Cash Provided (Used) By Operating Activities	540,504	(218,508)

Cash Flows From Investing Activities:
Capital expenditures	(78,010)	(13,431)

Net Cash (Used) By Investing Activities	(78,010)	(13,431)

Cash Flows From Financing Activities:
Proceeds from notes payable—related entity	—	200,000
Issuance of common stock	—	40,000
Payments on notes payable—related entities	(165,000)	—

Net Cash Provided (Used) By Financing Activities	(165,000)	240,000

Effect of exchange rate changes on cash and cash equivalents	(25,804)	(29,695)

Net Increase (Decrease) in Cash and Cash Equivalents	271,690	(21,634)
Cash and Cash Equivalents at Beginning of Period	155,714	60,690

Cash and Cash Equivalents at End of Period	$427,404	$39,056

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,000	$—
Income taxes	5,038	3,417
Supplemental Disclosure of Noncash Investing and Financing Activities:
Unrealized gain (loss) on marketable securities	16,374	2,353
Investment impairment loss	(164,707)	—
Amortization of stock compensation	4,500	4,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2003 previously filed with the Securities and Exchange Commission.

        Furthermore, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has in the past experienced extreme cash liquidity shortfalls from operations.

        The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan includes the following:

  1.
  Obtaining additional equity capital through the sale of common stock. (See note 9)

  2.
  Potential exercise of outstanding common stock purchase warrants and options.

  3.
  Continued expansion of the Company's product into additional market sectors via the execution of long term sales and licensing agreements.

  4.
  Efficient production and delivery of the Company's product pursuant to existing sales orders.

        If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

        Certain items included in the first quarter financial statements have been reclassified to conform with the second quarter 2004 financial statement presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(134,616)	$(240,548)	$(681,580)	$(462,865)
Less employee based stock compensation expense determined under fair value based methods for all awards, net of related tax effects	—	(11,503)	—	(23,007)

Pro forma net income (loss)	$(134,616)	$(252,051)	$(681,580)	$(485,872)

Net income (loss) per basic and diluted share of common stock:
As reported	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Pro forma	$(0.01)	$(0.01)	$(0.03)	$(0.02)

        The Company granted stock options of 2,000,000 during the six months ended June 30, 2004 and none during the six month period ended June 30, 2003.

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

        The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2004 and 2003. For the three and six months ended June 30, 2004, options and warrants to purchase 5,755,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and six months ended June 30, 2003 options and warrants to purchase

3,455,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(134,616)	$(240,548)	$(681,580)	$(462,865)

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	20,865,670	20,374,418	20,865,670	20,448,073
Dilutive securities	—	—	—	—

Weighted average common shares outstanding—diluted	20,865,670	20,374,418	20,865,670	20,448,073

Net income (loss) per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on our financial position or results of operations.

5.     Note Payable

        In March 2003, the Company entered into a note payable agreement with a related entity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of date of the agreement. The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid. The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above. The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. The note is collateralized by all of the Company's assets. Interest expense of $9,500 and $15,625 with respect to this note was recorded during the three and six months ended June 30, 2004 respectively. This note was repaid in full during May 2004.

        In October of 2003, the Company entered into another note payable agreement with a related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company's scanners for subsequent resale. The terms of the agreement are such that for each scanner sold, the Company will pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment. In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company's restricted common stock at $0.60 per share for a period of up to five years from the date of issuance. The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which is being accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate. Interest expense of $91,836 with respect to this note was recorded during the three months ended June 30, 2004. This note will be repaid during the third quarter of 2004 pursuant to the agreement and is classified as a short term liability on the balance sheet at June 30, 2004.

6.     Exclusive Distributor Rights and Purchase Agreement

        On February 12, 2004, the Company signed a distribution agreement with U.S. Medical Systems, Inc, to sell its Longport Digital Scanner (LDS unit) through U.S. Medical Systems Inc.'s distribution network. The contract calls for U.S. Medical Systems, Inc. to purchase 300 LDS units in the first year, 600 LDS units in year two, and 1,000 LDS units in year three.

        An initial order, with a $500,000 deposit, was received in February, 2004 for the first 100 LDS units. Delivery of such units commenced in August 2004 (see Note 9 below). The deposit is included in customer deposits in the accompanying financial statements at June 30, 2004. This Agreement calls for LDS units to be delivered at a rate of not less than 25 LDS units per month in year 1, 50 LDS units per month in year 2 and 80 LDS units per month in year 3.

        The Company also received a payment of $525,000 in March 2004 from U.S. Medical Systems, Inc. to convert the above mentioned distribution agreement between the two companies for the Longport Digital Scanner into an exclusive arrangement in the wound care market for the next three years. This amount is being recognized over the three year period of the contract and income for the three and six months ended June 30, 2004 was $21,875 and $65,625 respectively. The amount remaining to be recognized of $459,376 is presented as deferred revenue on the accompanying balance sheet.

7.     Related Entity Transaction

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

8.     Impairment Loss

        All marketable securities are defined as trading securities or available-for-sale Securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the first quarter of 2004, management of the Company determined that the impairment of the investment in Seychelle Environmental Technologies, Inc. ("Seychelle"), initially purchased in 2000 for $200,000, is other-than-temporary. Therefore, the loss of $164,707, originally reflected as an unrecognized loss on investment within other comprehensive income, has been recognized in the statement of operations for the six months ended June 30, 2004.

9.     Subsequent Events

        On July 13, 2004 the Company announced that it had successfully addressed the applicable requirements necessary to include both a UL and CE mark on its LDS unit (the EPISCAN-I-200). This development enables the Company to ship products to its US distributors who require UL marked units and such shipments began in August 2004.

        On July 26, 2004 the Company closed a private placement transaction that had been in the process of negotiation during the second quarter of 2004. The Company sold 1,764,706 shares of restricted common stock to certain investors in exchange for $1,500,000. In addition, warrants to purchase an additional 1,764,706, 882,353 and 882,353 shares of restricted common stock for $1.20, $1.70 and $3.40 per share through July 25, 2006 were issued along with the common stock.

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2003

        Revenues for the second quarter of 2004 were $394,750 compared to $154,726 for the second quarter of 2003. This increase was primarily the result of the increase in scanner sales pursuant to sales orders which predated the enactment of the Company's major distribution agreement.

        Total operating expenses for the second quarter of 2004 were $429,773 compared to $382,492 for the second quarter of 2003. This increase is primarily due to additional costs associated with the increased sales activity as well as an increase in general and administrative costs associated with the increased activities being conducted by the Company.

        Interest expense for the second quarter of 2004 was approximately $98,500 as compared to $9,375 for the second quarter of 2003. This increase was attributable to interest incurred on a note to a related party that was initiated in October 2003 to facilitate the production of 20 scanners pursuant to a sales order.

        The Company experienced a net loss of $134,616 for the second quarter of 2004 compared to a net loss of $240,548 for the second quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2003

        Revenue for the six months ended June 30, 2004 were $501,104 compared to $284,479 for the six months ended June 30, 2003. This increase was primarily due to the approximate $390,000 increase in scanner revenue offset in part by the cessation of a state grant which provided contract revenue of $247,681 during the first six months of 2003.

        Total operating expenses increased to $837,595 for the six months ended June 30, 2004 from $677,354 for the six months ended June 30, 2003. This increase is primarily due to additional cost of sales and an increase in general and administrative costs required by the increased sales volume achieved and further expansion of the Company.

        The Company had a net loss of $681,580 for the six months ended June 30, 2004 compared to a net loss of $462,865 for the six months ended June 30, 2003. The increase in the loss is attributable to additional interest expense on a note to a related party and the recognition of an impairment loss attributable to an investment made by the Company in 2000 offset in part by the gross profit earned on increased scanner sales.

Strategy to Achieve Profitable Operations

        During the first quarter the Company executed an agreement with U.S. Medical wherein U.S. Medical was granted exclusive rights to market Scanners in the United States in return for a payment of $525,000 as well as other purchase commitments. U.S. Medical also placed a $500,000 deposit for the initial purchase of 100 Scanners. In addition, the Company also received an order for 100 units from Future Scan Corporation. The Company was advised in July 2004 that its new EPISCAN-I-200 LDS unit was in compliance with the requirements of the Underwriters Laboratory (UL). Prior to that date the Company was unable to begin delivery of LDS units pursuant to these contracts.

        Consequently, the Company revised its business plan in line with these developments. This plan includes provisions for the immediate production and delivery of the LDS units. In addition, the Company continues to expend funds for additional product development, research, and marketing, as well as the infrastructure expenses necessary to bring the Company's product to market. The Company will require additional funding to implement this plan and management believes the plan and its recent sales successes will be key factors in the Company's ability to raise the necessary capital. This fund raising effort will continue to receive significant management attention.

        As stated in Footnote 9 of the financial statements, the Company completed a private placement in July 2004 wherein it raised $1,500,000 in exchange for the issuance of approximately 1,765,000 shares of restricted common stock and warrants. The warrants entitle the holders of the restricted common stock to purchase additional shares of restricted common stock at $1.20 (1,765,000 shs.), $1.70 (882,500 shs.) and $3,40 (882,500 shs.) respectively over the next two years.

Liquidity and Capital Resources

        As of June 30, 2004 The Company had $427,404 in cash and cash equivalents and debt of $214,997, repayment of which will take place during the third quarter pursuant to the loan agreement. The Company expects that additional cash will need to be raised in order to produce and market the scanners.

        Cash flows from operations provided $540,504 primarily as a result of the receipt of customer deposits of $646,000. Investing activities used $78,010 of cash for capital expenditures. Financing activities completed during the six months ended June 30, 2004 utilized $165,000 of cash in payments on notes payable to a related party.

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

        Commitments and contingencies. In September 1997, Longport was notified of a Medicare Hearing Officer's decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. Longport appealed the Hearing Officer's decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. Longport continues to be in the Appeals process. Longport is unable to predict the outcome of the Appeal. Longport has accrued $100,000 as a result of these proceedings based on its estimate of the cases ruled against it and applying the relationship across all of its Medicare billings prior to 1995. The $100,000 accrual is Longport's best estimate of the potential liability based on all of the facts and circumstances presently known. There have been no new developments with respect to this situation during the six months ended June 30, 2004.

        Accounting for income taxes. Significant judgment by management is required in developing Longport's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2003 and June 30, 2004 based on management's belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport's historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport's consolidated financial condition and results of operations.

Other Matters

        Management expects the revenues for the remainder of 2004 to be derived from the sale and/or lease of Longport's new scanner the EPISCAN-I-200. This unit has recently gained UL accreditation and will replace earlier product variants.

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

        Also, institutions may be able to use the documentation produced by the scanner to reduce their potential liability to pressure sore focused litigation. Longport continues to support research at major health centers. These studies include scanner applications in dermatology; burn management, muscle/skeletal disorders and women's health as well as wound prevention and assessment. It also continues to seek other top opinion leaders in specific specialties to further "roll out" its technology in various fields of medicine.

        Longport believes that one of the advantages to its technology is the numerous applications it has in the field of medicine. These different medical "disciplines" or "specialties" allow the Company to have one core technology that is applicable to multiple markets. Longport continues to enhance its technology to allow the Company to address additional markets and provide greater value to the markets currently serviced.

        During the first half of 2004 Longport has employed considerable effort on enhancing its production capability and establishing distribution channels for the scanner. The Company has re-packaged the scanner to a more scaleable design that is less dependent upon the specialist capabilities of any one manufacturer. These design changes have allowed the Company to employ a greater range of manufacturing sub-contractors although the Company is currently still dependent upon a single sub-contractor for quality testing the final product prior to shipment. The Company does not have a long-term agreement with any supplier but uses purchase orders to obtain Scanners at least four months prior to our needs. Our suppliers currently have the ability to produce 50 Scanners per month and have capability to double this capacity given three months notice. The Company is continually evaluating our manufacturing capabilities and is considering adding additional manufacturing sources to meet increased product demand.

Longport International LTD

        Longport International, LTD ("International"), a wholly owned subsidiary, was formed in 1999 to be the marketing arm of the Company for business generated outside North America. International received delivery of the first scanner produced by our current manufacturer in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to ISO-9001 and ISO-13485 manufacturing quality standards, enables a CE mark to be placed on the Scanner for sales outside North America. International has, to date, concentrated on product development, the oversight of clinical studies regarding the use and effectiveness of the scanner, and the monitoring of product manufacturing.

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

Item 3.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14 (c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

Part II    Other Information

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities

        None

Item 3.    Defaults upon senior securities

        None

Item 4.    Submission of matters to a vote of security holders

        At our Annual Meeting of Stockholders held on June 9, 2004, two matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

  1.
  Proposal to elect five (5) directors, each to serve until the 2005 Annual Meeting of Stockholders and until their successor is elected and qualified or until their earlier resignation or removal:

Nominee	For	Withheld	Abstain
Dr. Michie Proctor	14,359,209	4,815,043	267,420
Michael C. Boyd	14,570,269	4,286,043	267,420
Paul D. Wilson	18,014,897	1,005,255	267,420
Paul R. Quintavalle DPM	17,931,742	956,010	267,420
Brian W. Clymer	17,507,833	1,434,919	267,420
  2.
  Proposal to increase the Company's authorized shares of common stock from 25 million shares to 50 million shares.

For	Against	Abstain
14,370,429	5,188,698	101,116

Item 5.    Other Information

        None

Item 6.    Exhibits and reports on Form 8-K.

(a)
Exhibit 31.1—Certification of Chief Executive Officer pursuant to Section 303 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2—Certification of Chief Financial Officer pursuant to Section 303 of Sarbanes-Oxley Act of 2002.

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

Date: August 16, 2004	Longport, Inc.
/s/ MICHAEL C. BOYD Michael C. Boyd Chief Executive Officer and Director
/s/ PAUL D. WILSON Paul D. Wilson President & Chief Financial Officer (Principal Accounting Officer)