Form 10QSB
period 2004-09-30
LONGPORT INC
filed 2004-11-19
CIK 919043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-75236

Longport, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	23-2715528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

740 South Chester Road
Suite A
Swarthmore, Pennsylvania 19081
(Address of principal executive offices)

Issuer’s telephone number: (800) 289-6863

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

There were 22,747,856 shares of the Registrants common stock, $.001 par value outstanding on September 30, 2004.

LONGPORT, INC.

FORM 10-QSB

INDEX

Part I	Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2004

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2004 and 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II	Other Information and Signatures

	Item 6.	Exhibits and Reports on Form 8-K

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

September 30, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$1,322,203
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,000	702,398
Inventories	466,865
Marketable securities available for sale	11,669
Deposits and other current assets	258,385

Total Current Assets	2,761,520

Property and Equipment, at cost:
Medical equipment	763,730
Production equipment	57,158
Computer equipment	71,327
Office furniture and equipment	53,567
945,782
Less accumulated depreciation	(822,361)

Net Property and Equipment	123,421

Other Assets:
Deposits	11,437

Total Assets	$2,896,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable:	$249,939
Accrued expenses	201,043
Customer deposits	750,400
Accrued Medicare obligation	100,000
Deferred revenue	175,000

Total Current Liabilities	1,476,382

Long Term Liabilities:
Deferred revenue, net of current portion above	240,626

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock: $.001 par value, 1,000,000 shares authorized none issued or outstanding	—
Common stock: $.001 par value, 50,000,000 shares authorized 22,747,856 shares issued and outstanding	22,747
Paid in capital	10,903,606
Accumulated deficit	(9,660,714)
Accumulated other comprehensive loss	(85,519)
Unearned compensation	(750)

Total Stockholders’ Equity (Deficit)	1,179,370

Total Liabilities and Stockholders’ Equity (Deficit)	$2,896,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Revenues:
Scanner sales - new units	$1,322,500	$94,000	$1,607,980	$129,000
Scanner sales - used units	—	—	140,000	—
Scanner rentals	5,000	—	8,000	1,750
Contract revenue	—	—	—	247,681
Other	44,255	2,000	116,879	2,048
Total Revenues	1,371,755	96,000	1,872,859	380,479

Operating Expenses:
Cost of sales - new units	481,213	58,147	648,137	78,877
Cost of sales - used units	—	—	—	—
General and administrative	430,662	246,366	1,026,141	553,997
Stock compensation expense	2,250	46,721	6,750	124,589
Research and development expense	80,279	—	150,971	271,126
Total Operating Expenses	994,404	351,234	1,831,999	1,028,589
Operating Income (Loss)	377,351	(255,234)	40,860	(648,110)

Other Income (Expense):
Interest and other income	(389)	15	495	379
Interest expense	(12,641)	(9,375)	(154,016)	(76,313)
Impairment loss	—	—	(164,707)	—
Other expense	—	—	(34,853)	—
Total Other Income (Expense)	(13,030)	(9,360)	(353,081)	(75,934)

Income (Loss) Before Provision for Income Taxes	364,321	(264,594)	(312,221)	(724,044)

Provision for income taxes	155	1,691	5,193	5,108
Net Income (Loss)	$364,166	$(266,285)	$(317,414)	$(729,152)

Net Income (Loss) Per Basic Share of Common Stock	$0.02	$(0.01)	$(0.01)	$(0.04)

Net Income (Loss) Per Fully Diluted Share of Common Stock	$0.01	$(0.01)	$(0.01)	$(0.04)

Weighted Average Number Common Shares Outstanding
Basic	22,193,679	20,431,809	21,313,204	20,527,263
Fully Diluted	27,065,965	20,431,809	25,278,480	20,527,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2004 and 2003

							Accumulated
				Current Years			Other
	Common Stock		Paid In	Comprehensive	Accumulated	Unearned	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Compensation	Income (Loss)
Nine Months Ended September 30, 2004:
Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)
Issuance of common stock upon exercise of stock options	100,000	100	39,900
Repurchase of common stock	(32,520)	(33)	(39,967)
Sale of common stock	1,814,706	1,814	$1,498,185
Amortization of unearned compensation						6,750
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities				$(9,504)			$(9,504)
Impairment of marketable securities recognized				164,707			164,707
Translation adjustment				(26,839)			(26,839)
Net loss				(317,414)	(317,414)
Total Comprehensive Income (Loss)				$(189,050)

Balance at September 30, 2004	22,747,856	$22,747	$10,903,606		$(9,660,714)	$(750)	$(85,519)
Nine Months Ended September 30, 2003:
Balance at December 31, 2002	20,320,670	$20,321	$9,019,223		$(8,415,338)	$(16,500)	$(224,680)
Issuance of common stock upon exercise of stock options	40,000	40	9,960		—	—	—
Issuance of common stock for services	15,000	15	2,535		—	—	—
Issuance of common stock in connection with a sale of scanners	240,000	240	35,760		—	—	—
Sale of common stock	50,000	50	29,950		—	—	—
Issuance of common stock in connection with the receipt of loan	200,000	200	55,800		—	—	—
Issuance of stock options	—	—	124,589		—	—	—
Amortization of unearned compensation	—	—	—		—	6,750	—
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	$2,353	—	—	2,353
Translation adjustment	—	—	—	(46,904)	—	—	(46,904)
Net loss	—	—	—	(729,152)	(729,152)	—	—
Total Comprehensive Income (Loss)	—	—	—	$(773,703)	—	—	—

Balance at September 30, 2003	20,865,670	$20,866	$9,277,817		$(9,144,490)	$(9,750)	$(269,231)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(317,414)	$(729,152)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	99,046	194,335
Common stock and stock options issued for services	—	163,139
Common stock issued for interest expense	—	56,000
Gain on sale of property and equipment	—	(24,293)
Impairment loss	164,707	—
Changes in assets and liabilities:
Accounts receivable trade	(699,485)	37,021
Deposits and other current assets	(146,929)	(119,733)
Inventories	(262,438)	72,555
Accounts payable and accrued expenses	161,585	106,304
Deferred revenue	415,626	—
Customer deposits	706,000	150,000

Net Cash Provided (Used) By Operating Activities	120,698	(93,824)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	30,000
Capital expenditures	(119,375)	(13,431)

Net Cash Provided (Used) By Investing Activities	(119,375)	16,569

Cash Flows From Financing Activities:
Proceeds from notes payable - related entity	—	200,000
Issuance of common stock	1,500,000	40,000
Payments on notes payable - related entities	(307,607)	—

Net Cash Provided By Financing Activities	1,192,393	240,000

Effect of exchange rate changes on cash and cash equivalents	(27,227)	(46,904)

Net Increase in Cash and Cash Equivalents	1,166,489	115,841

Cash and Cash Equivalents at Beginning of Period	155,714	60,690

Cash and Cash Equivalents at End of Period	$1,322,203	$176,531

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$154,016	$—
Income taxes	5,193	5,108

Supplemental Disclosure of Noncash Investing and Financing Activities:
Unrealized gain (loss) on marketable securities	(9,504)	2,353
Investment impairment loss	(164,707)	—
Amortization of stock compensation	6,750	6,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2003 previously filed with the Securities and Exchange Commission.

Furthermore, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes consistently profitable. Additionally, the Company has in the past experienced extreme cash liquidity shortfalls from operations.

The Company’s continued existence is dependent upon its ability to achieve its operating plan. Management’s plan includes the following:

1.               Obtaining additional equity capital through the sale of common stock (See Note 6) and the potential exercise of outstanding common stock purchase warrants and options.

2.               Continued expansion of the Company’s product into additional market sectors via the execution of long term sales and licensing agreements.

3.               Efficient production and delivery of the Company’s product pursuant to existing sales orders.

4.               Continued development of the Company’s technology resulting in additional marketable products and services.

If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

Certain items included in the first and second quarter financial statements have been reclassified to conform with third quarter financial statement presentation.

2.              Stock-Based Compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS 123”. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$364,166	$(266,285)	$(317,414)	$(729,152)
Less employee based stock compensation expense determined under fair value based methods for all awards, net of related tax effects	(53,146)	(11,503)	(53,146)	(34,510)
Pro forma net income (loss)	$311,020	$(277,708)	$(370,560)	$(763,662)
Net income (loss) per basic share of common stock:
As reported	$0.02	$(0.01)	$(0.01)	$(0.04)
Pro forma	$0.01	$(0.01)	$(0.02)	$(0.04)
Net income (loss) per diluted share of common stock
As reported	$0.01	$(0.01)	$(0.01)	$(0.04)
Pro forma	$0.01	$(0.01)	$(0.01)	$(0.04)

The Company granted stock options of 2,535,000 during the nine months ended September 30, 2004.  No options were granted during the nine month period ended September 30, 2003.

3.              Net Income (Loss) Per Basic and Diluted Share of Common Stock

Basic earnings per common share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period increased by the dilutive potential common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2004 and 2003. For the three and nine months ended September 30, 2004, options and warrants to purchase approximately 2,950,000 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive. For the three and nine months ended September 30, 2003 options and warrants to purchase 2,955,714 common shares were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$364,166	$(266,285)	$(317,414)	$(729,152)
Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	22,193,679	20,431,809	21,313,204	20,527,263
Dilutive securities	4,872,286	—	3,965,276	—
Weighted average common shares outstanding—diluted	27,065,965	20,431,809	25,278,480	20,527,263
Net income (loss) per common share:
Basic	$0.02	$(0.01)	$(0.01)	$(0.04)
Diluted	$0.01	$(0.01)	$(0.01)	$(0.04)

4.              Note Payable

In March 2003, the Company entered into a note payable agreement with a related entity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of date of the agreement. The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid. The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above. The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. The note is collateralized by all of the Company's assets. Interest expense of $0 and $15,625 with respect to this note was recorded during the three and nine months ended September 30, 2004 respectively. This note was repaid in full during May 2004.

In October of 2003, the Company entered into a note payable agreement with a related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company’s scanners for subsequent resale. The terms of the agreement are such that for each scanner sold, the Company will pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment. In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company’s restricted common stock at $0.60 per share for a period of up to five years from the date of issuance. The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which is being accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate. Interest expense of $11,750 with respect to this note was recorded during the three months ended September 30, 2004 and $103,586 for the nine months ended September 30, 2004. This note was repaid in the third quarter of 2004.

5.              Exclusive Distributor Rights and Purchase Agreement

On February 12, 2004, the Company signed a distribution agreement with U.S. Medical Systems, Inc, to sell its Longport Digital Scanner (LDS unit) through U.S. Medical Systems Inc.’s distribution network. The contract calls for U.S. Medical Systems, Inc. to purchase 300 LDS units in the first year, 600 LDS units in year two, and 1,000 LDS units in year three.

An initial order, with a $500,000 deposit, was received in February 2004 for the first 100 LDS units. Delivery of such units commenced in August 2004. The deposit is included in customer deposits in the accompanying financial statements at September 30, 2004.

The Company also received a payment of $525,000 in March 2004 from U.S. Medical Systems, Inc. to convert the above mentioned distribution agreement between the two companies for the Longport Digital Scanner into an exclusive arrangement in the wound care market for the next three years. This amount is being recognized over the three year period of the contract and income for the three and nine months ended September 30, 2004 was $43,750 and $109,375 respectively. The amount remaining to be recognized of $415,626 is presented as deferred revenue on the accompanying balance sheet.

6.              Sale of common stock and warrants

On July 26, 2004 the Company closed a private placement transaction wherein it sold 1,764,706 shares of restricted common stock to certain investors in exchange for $1,500,000.  In addition, warrants to purchase an additional 1,764,706, 882,353 and 882,353 shares of restricted common stock for $1.20, $1.70 and $3.40 per share respectively were issued along with the common stock.  These warrants expire on July 25, 2006.  An additional 50,000 shares were issued to one of the investors for consulting services associated with the transaction.

7.              Impairment Loss

All marketable securities are defined as trading securities or available-for-sale Securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the first quarter of 2004, management of the Company determined that the impairment of the investment in Seychelle Environmental Technologies, Inc. (“Seychelle”), initially purchased in 2000 for $200,000, is other-than-temporary. Therefore, the loss of $164,707, originally reflected as an unrecognized loss on investment within other comprehensive income, has been recognized in the statement of operations for the nine months ended September 30, 2004.

8.              Related Entity Transaction

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

ITEM 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues for the third quarter of 2004 were $1,371,755 compared to $96,000 for the third quarter of 2003. This increase was primarily the result of the increase in scanner sales pursuant to sales orders attributable to the Company’s major distribution agreement.

Total operating expenses for the third quarter of 2004 were $994,404 compared to $351,234 for the third quarter of 2003. This increase is primarily due to additional costs associated with the increased sales activity as well as an increase in general and administrative costs associated with the increased activities being conducted by the Company.

Interest expense for the third quarter of 2004 was $12,641 as compared to $9,375 for the third quarter of 2003. During the third quarter of 2004 the Company repaid all of its long term debt.

The Company had net income of $364,166 for the third quarter of 2004 compared to a net loss of $266,285 for the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue for the nine months ended September 30, 2004 were $1,872,859, compared to $380,479 for the nine months ended September 30, 2003. This increase was primarily due to the approximate $1,625,000 increase in scanner revenue offset in part by the cessation of a state grant which provided contract revenue of $247,681 during the first nine months of 2003.

Total operating expenses increased to $1,831,999 for the nine months ended September 30, 2004 from $1,028,589 for the nine months ended September 30, 2003. This increase is primarily due to additional cost of sales and an increase in general and administrative costs required by the increased sales volume achieved and further expansion of the Company.

The Company had a net loss of $317,414 for the nine months ended September 30, 2004 compared to a net loss of $729,152 for the nine months ended September 30, 2003. The decrease in the loss is attributable to the gross profit earned on increased scanner sales offset in part by additional interest expense on a note payable to a related party and the recognition of an impairment loss attributable to an investment made by the Company in 2000.

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

Consequently, the Company revised its business plan in line with these developments. This plan includes provisions for the immediate production and delivery of the LDS units. In addition, the Company continues to expend funds for additional product development, research, and marketing, as well as the infrastructure expenses necessary to bring the Company’s product to market. The Company will require additional funding to implement this plan and management believes the plan and its recent sales successes will be key factors in the Company’s ability to raise the necessary capital. This fund raising effort will continue to receive significant management attention.

As stated in Note 6 of the financial statements, the Company completed a private placement transaction in July 2004 wherein it raised $1,500,000 in exchange for the issuance of 1,814,706 shares of restricted common stock and warrants. The warrants entitle the holders of the restricted common stock to purchase additional shares of restricted common stock at $1.20 (1,764,706 shs.), $1.70 (882,353 shs.) and $3.40 (882,353 shs.) respectively over the next two years.

Liquidity and Capital Resources

As of September 30, 2004 the Company had $1,322,203 in cash and cash equivalents and no debt.  However, the Company expects that additional cash will need to be raised in order to continue the further development of the Company’s technology to allow it to address additional markets and provide greater value to the markets currently served.

Cash flows from operations provided $120,698 for the period.  This cash flow is primarily the result of the receipt of customer deposits of $706,000 and the sale of exclusive distribution rights for the Company’s technology for $525,000.  These cash inflows were offset by the net loss for the period of $317,414 as well as the increase in both accounts receivable ($699,485) and inventory ($262,438).  Investing activities used $119,375 of cash for capital expenditures and long term deposits.  Financing activities completed during the nine months ended September 30, 2004 provided $1,192,393 resulting from the sale of restricted common stock and warrants for $1,500,000 offset in part by repayments of $307,607 on notes payable to a related party.

Critical Accounting Policies and Estimates

Longport’s consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles and rules prescribed by the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Longport continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Commitments and contingencies.  In September 1997, Longport was notified of a Medicare Hearing Officer’s decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. Longport appealed the Hearing Officer’s decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. Longport continues to be in the Appeals process. Longport is unable to predict the outcome of the Appeal. Longport has accrued $100,000 as a result of these proceedings based on its estimate of the cases ruled against it and applying the relationship across all of its Medicare billings prior to 1995. The $100,000 accrual is Longport’s best estimate of the potential liability based on all of the facts and circumstances presently known. There have been no new developments with respect to this situation during the nine months ended September 30, 2004.

Accounting for income taxes.  Significant judgment by management is required in developing Longport’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2003 and September 30, 2004 based on management’s belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport’s historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport’s consolidated financial condition and results of operations.

Other Matters

Management expects the revenues for the remainder of 2004 and early 2005 to be derived from the sale and/or lease of Longport’s new scanner the EPISCAN-I-200. This unit has recently gained UL accreditation and will replace earlier product variants.

After receiving FDA marketing clearance in June 1999, Longport has spent significant time and effort on “peer acceptance” of the scanner. Initial data from clinical studies from Yale University and other centers, indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of these studies may lead to a new standard for the prevention, monitoring, and treatment of pressure sores in both acute care and long-term care facilities.

Also, institutions may be able to use the documentation produced by the scanner to reduce their potential liability to pressure sore focused litigation. Longport continues to support research at major health centers. These studies include scanner applications in dermatology; burn management, muscle/skeletal disorders and women’s health as well as wound prevention and assessment. It also continues to seek other top opinion leaders in specific specialties to further “roll out” its technology in various fields of medicine.

Longport believes that one of the advantages to its technology is the numerous applications it has in the field of medicine. These different medical “disciplines” or “specialties” allow the Company to have one core technology that is applicable to multiple markets. Longport continues to enhance its technology to allow the Company to address additional markets and provide greater value to the markets currently serviced.

During 2004 Longport has employed considerable effort on enhancing its production capability and establishing distribution channels for the scanner. The Company has re-packaged the scanner to a more scaleable design that is less dependent upon the specialist capabilities of any one manufacturer. These design changes have allowed the Company to employ a greater range of manufacturing sub-contractors although the Company is currently still dependent upon a single sub-contractor for quality testing the final product prior to shipment. The Company does not have a long-term agreement with any supplier but uses purchase orders to obtain Scanners at least four months prior to our needs. Our suppliers currently have the ability to produce 50 Scanners per month and have capability to double this capacity given three months notice. The Company is continually evaluating our manufacturing capabilities and is considering adding additional manufacturing sources to meet increased product demand.

Longport International LTD

Longport International, LTD (“International”), a wholly owned subsidiary, was formed in 1999 to be the marketing arm of the Company for business generated outside North America. International received delivery of the first scanner produced by our current manufacturer in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to ISO-9001 and ISO-13485 manufacturing quality standards, enables a CE mark to be placed on the Scanner for sales outside North America. International has, to date, concentrated on product development, the oversight of clinical studies regarding the use and effectiveness of the scanner, and the monitoring of product manufacturing.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Statements made under the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other statements within this document, that are not based on historical facts, are forward looking statements that involve risks and uncertainties, including but not limited to, market acceptance risks, the effect of economic conditions, the impact of competition and pricing, product development, commercialization and technology difficulties, the results of financing efforts and other risks detailed in the Company’s Securities and Exchange Commission filings.

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

Part II             Other Information

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities

On July 26, 2004 the Company sold 1,764,706 shares of its common stock and 3,529,412 shares of common stock underlying common stock purchase warrants to a group of 14 shareholders for $.85 per unit. See Form SB-2 filed on November 1, 2004 for more complete information on this transaction.

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

(a)     Exhibit 31.1—Certification of Chief Executive Officer pursuant to Section 303 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2—Certification of Chief Financial Officer pursuant to Section 303 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 32.2—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)

Reports on Form 8-K: During the three months covered by this report, the Company filed the following reports on Form 8-K:

1.               On July 26, 2004 the Company filed a Form 8-K for Item 5 wherein it announced that it had completed a $1,500,000 private placement of common stock and warrants

2.               On August 17, 2004 the Company filed a Form 8-K for Items 5 and 7 wherein it announced its quarterly earnings and released unaudited financial statement information for the period ended June 30, 2004.

SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 17, 2004	Longport, Inc.
/s/ MICHAEL C. BOYD
Michael C. Boyd
Chief Executive Officer and Director

/s/ PAUL D. WILSON
Paul D. Wilson
President & Chief Financial Officer (Principal Accounting Officer)