Form 10KSB
period 2004-12-31
LONGPORT INC
filed 2005-04-15
CIK 919043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                        to

Commission File No. 33-75236

LONGPORT, INC.

(Name of Small Business Issuer in its Charter)

Delaware	23-2715528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 BRAXTON WAY Suite 111
Glen Mills, PA	19342
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 289-6863

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

Yes ☒                                                             No ☐

As of December 31, 2004, 23,083,368 shares of the Registrant’s $.001 par value Common Stock were outstanding. As of March 31, 2005, the market value of the Registrant’s Common Stock, excluding shares held by affiliates, was $7,845,377 based upon a closing bid price of $.34 per share of Common Stock on the Over the Counter Electronic Bulletin Board on March 31, 2005.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenue for its most recent fiscal year was $2,457,677

The following documents are incorporated by reference: None.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statements

Except for historical information, the matters set forth in this Report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in our periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Technology and Products

Longport, Inc. (“Longport,” the “Company” or “we”) has developed, patented and obtained in June 1999 FDA permission to market a high- resolution ultrasound scanner (“Scanner”) which produces an image of the skin and underlying tissue up to three centimeters below the surface.  Once visualized on-screen, scans can be printed, stored as bitmap files or electronically mailed to an off-site diagnostic center for interpretation or archiving.  The Scanner system is comprised of a desktop PC like housing, which includes a proprietary board, a separate monitor, keyboard and interchangeable hand-held probes.  The system may either be integrated into a small cart or trolley or simply located on a desk in a manner in which  a PC is typically used.

The Company has patents issued by the United States, Australia and South Africa and has patent applications pending in Europe and Japan. United Medical and Dental Schools of Guy’s and St. Thomas’s Hospitals (“UMDS”) located in London, England, upon whose research which these patents are based, assigned the technology along with copyright protected software, to the Company.

Ultrasound has been used for medical images for many years and has proven to be a safe, effective imaging technique. Using sound waves emitted at frequencies well above the normal human ear response, echoed signals are converted into graphic images and displayed on a monitor. Computer programs that support ultrasound imaging use algorithms to document dimensions of areas being scanned. These measurements provide a baseline that the clinician can use to compare to other scans. The Scanner shares those characteristics, which are common to all ultrasound imaging equipment, but uses high frequency ultrasound at 20 MHz to provide high-resolution images at depths of up to three centimeters. This compares to the 3 to 5 MHz ultrasound frequency commonly used to scan fetal images. Traditional low-frequency ultrasound equipment, which costs $75,000 to $350,000, is generally unable to image thin structures like skin and its images are low resolution and frequently require reading by highly trained technicians and/or doctors.  We believe that the Scanner’s ability to produce high- resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, combined with user-friendly software, is unique. The depth used by the Scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, many wounds require an image depth of only a few millimeters, a depth generally too small to resolve using conventional imaging technology, but ideally suited to the use of the Scanner.

The Company’s Scanner technology has applications in wound detection, assessment and treatment, burn treatment, product testing, and dermatology.  In the case of wound detection and treatment, which is an application we currently emphasize for marketing purposes, clinicians can examine a wound and the surrounding tissue without having to biopsy to detect the development of pressure ulcers prior to visual indications.Images captured using the Scanner can also distinguish pressure ulcers caused by friction or incontinence.

Manufacture

We use SRA Development Ltd. (“SRA”), a United Kingdom-based company, to manufacture the Scanner’s probes, and to quality test the Scanner systems before shipment to the Company.  SRA is a single-source supplier, and our business and financial results would be negatively affected if we were unable to obtain prompt deliveries from SRA for any Scanners ordered. Moreover, there is a significant risk of quality control problems whenever a new product is being manufactured. We do not have a long-term agreement with SRA but use purchase orders to obtain Scanners at least four months in advance of our needs.

Netbox Ltd., a UK based company, assembles the Scanner system unit including inserting our proprietary board which is manufactured by another U.K. company. Our proprietary board manufacturer is also a single-source supplier. Currently, our suppliers have the capacity to manufacture 50 Scanners per month, which we believe could be increased to 100 units per month with adequate advance notice.  Following manufacture and testing the Scanner’s components are shipped to us, and we complete full assembly at our facilities in Glen Mills, Pennsylvania before delivery to customers.  We are currently planning to move the final Quality Control procedures to our own Pennsylvania based facilities to increase our control over product as well as to achieve some cost savings.

We intend to continue to outsource many operational functions.  This approach is in line with our objective to be primarily a medical technology and business development company.  This will enable us to operate efficiently and to focus our resources on creating new medical products and new market opportunities for those products.  To this end:

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

Growth Strategy

To facilitate our ability to pursue multiple opportunities simultaneously and quickly, we have defined a growth strategy that focuses on two core competencies:  technology and business development.  We believe this approach will enable us to concentrate on our strengths, while outsourcing other functions and includes:

•                  Using a small marketing and sales force to gain initial market acceptance of our technology in each US market sector.  To date this effort has been primarily directed at wound assessment and detection, particularly in the U.S. nursing home environment.  Key elements of this work are the development of both clinical and financial implementation models for our technology, with service provision being found to be particularly important to the nursing home industry.  A small number of regional distribution partners are now promoting our technology into this market and we are actively pursuing both national and international distribution.  To accelerate these activities, we are actively recruiting an experienced Director of Sales and Marketing to lead this function.

•                  Insurance Reimbursement - Reimbursement for ultrasound procedures has long been established.  However, reimbursement for the use of the Scanner in woundcare and other markets addressed by our technology is at best unclear.  Consequently, the Company is embarking on a program to secure reimbursement (CPT) codes or clarification that existing codes are appropriate to provide for insurance coverage.

•                  Develop in-house capabilities and accreditations such that Longport can more readily diversify manufacturing services, and more rapidly integrate product enhancements.

•                  We are enhancing our technology so that we can expand into other markets and extend our technological lead in the sectors we already address.  In particular, real-time imaging using electronically steered arrays is being developed, enabling us to address a wide range of established applications for ultrasound technology at a higher resolution and at lower cost than currently available.

•                  Sponsorship of and participation in research studies, which lend further validation of our current technology in the wound care and dermatological markets.  Such studies will be conducted by key thought leaders at well renowned facilities.  The Company currently has a number of studies underway or in the advance planning stages including studies with Mohs surgeons, multiple long team care facilities, burn centers and aesthetic dermatologists.

Marketing

 According to industry estimates, the annual worldwide market for ultrasound imaging devices is over $3 billion with an estimated 65 million ultrasound procedures being conducted annually in the U.S. The Company believes it can also create new demand because the Scanner enables innovative uses of ultrasound technology in a wide range of medical specialties not currently served by ultrasound or any other imaging technology. The Company believes that significant opportunity exists for the provision of imaging and interpretation services to many of the market sectors identified, thus providing the potential for re-occurring revenue streams. The markets for our technology can therefore be divided into two broad categories, emerging market and established markets, as illustrated below.

Emerging Markets

Emerging markets require very high resolution imaging technology, a capability that is not provided by current ultrasound systems. Many emerging markets are looking for a system solution based around an ultrasound core complemented by other imaging or sensory inputs as well as appropriate data or record entry systems. For example, in the wound care field, the Scanner system enables digital photographs to be integrated with ultrasound scans and a comprehensive data entry system is being created, with the capability for remote data backup. Our system allows all wound-related data to be entered and stored into a single system resulting in more efficient record keeping and facilitates subsequent audit.

•      Wound Care and Prevention - Wound management is an expanding and increasingly important area of concern for the medical profession. Approximately 10% of patients in acute and extended stay facilities in the western world develop pressure ulcers. This equates to one million people in the U.S. at any time and the annual cost of treating these and other types of chronic wounds has been estimated at $7 billion. We believe that our technology can cost effectively:

•      Enable patient specific protocols to be developed that lead to a reduction in the time taken to heal chronic wounds.  One of the Company’s nursing home customers has reported that they have seen operational cost savings of approximately $30,000 in the first year after introducing the scanner (MDS Alert Vol3, No4 Page 43, April 2005).

•      Enable earlier and more reliable detection of developing pressure sores, thus allowing earlier targeted intervention that can prevent open wounds from developing.

•      Provide a cost effective record-keeping tool - Nursing homes are also finding the Scanner to be a valuable audit tool that is expected to reduce their exposure to pressure ulcer related litigation and as a result diminish the prevailing high insurance premiums that are threatening the viability of many nursing homes. Federal authorities in the U.S. have targeted a dramatic reduction in the occurrence of pressure ulcers in nursing homes from the current level of 11% to less 0.8% by 2010. Such a prominent reduction can only occur as a result of the effective prevention, a role for which the Scanner is ideally suited.

•                  Skin care and aesthetic surgery.  The annual global expenditure on skin care products and procedures has been estimated at $100 billion.  In the U.S., during 2001, there were 8.5 million aesthetic procedures undertaken by 23,000 clinicians.  We believe that the Scanner can impact this rapidly growing market, which despite its size, is poorly provided for by imaging technology.  The Scanner, through its ability to non-invasively image the structure of the skin and underlying structures, enables clinicians to maximize and demonstrate the benefit from a wide variety of products and procedures.  For example, collagen formation, an important aspect of anti-wrinkle treatments, can be detected at an early stage (prior to visual indications), fat thickness can be measured quickly and accurately, and breast implants assessed for encapsulation.  These capabilities will allow clinicians to provide an improved service to their patients or customers and through follow-up imaging establish longer-term relationships.

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

Established Markets

As mentioned above, the established market for ultrasound imaging technology is currently $3 billion per year, and is forecast to grow at approximately 6% per year.  In these markets the benefits of ultrasound imaging have already been established, and we aim to offer innovative and higher performance but at a lower cost.  Market feedback shows that such systems may attract established ultrasound users and also broaden the potential customer base by converting many clinicians (e.g. orthopedic surgeons) that currently source ultrasound images through third party providers such as radiologists into direct users.   In the future, we expect to address applications that include:

•                  Breast assessment

•                  Musculoskeletal imaging, including sports medicine

•                  Vascular imaging

•                  Large organ assessment

Marketing Strategy

Since we believe that the Scanner can be adapted for a wide variety of applications, we are seeking to sell it to diverse customer groups.  To access these markets rapidly and effectively, we have divided our marketing strategy into three phases:

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

•                  Validation of other companies’ pharmaceutical and medical research particularly in the skin care field.

•                  Facilitating appropriate research studies, such as work funded by government grants and industrial sponsorship.

We also intend to sell products and services that complement our core Scanner business.  These offerings will include service and maintenance contracts, disposable products that support the use of the Longport systems, digital photography equipment and specialized imaging probes.  In addition, we are looking to participate in imaging and image interpretation services and are assessing the requirements for remote data archiving services.

In 2004 we entered into two distribution agreements with U.S. companies focused on the wound care market place:

U.S. Medical Systems – In February 2004 the Company entered into a three-year agreement (the “Agreement”) with U.S. Medical Systems Corp. (“U.S. Medical”) pursuant to which we appointed U.S. Medical as a non- exclusive distributor of our Scanner in the United States. Upon the effective date of the Agreement, U.S. Medical tendered a $500,000 deposit to us for the purchase of 100 Scanners.  Under the terms of the Agreement:

•                  U.S. Medical paid an additional $525,000 for the exclusive rights (“Exclusive Rights”) to market Scanners in the United States solely in the “wound care market” (as defined in the Agreement) and subject to existing distribution agreements previously entered into or being negotiated by us.  The wound care market is defined as nursing homes, assisted care living facilities, rehabilitation centers and operating wound care centers.

•                  In order to maintain its Exclusive Rights, U.S. Medical must purchase at least 25 Scanners per month during the first year, 50 Scanners per month during the second year and at least 80 Scanners per month (for a total of at least 1,000 Scanners) during the third year.

•                  The Company could continue to sell our Scanners in the wound care market to our existing distributors and other firms with which we have been negotiating, subject to the payment to U.S. Medical of a 1% royalty on gross sales to these firms.

•                  US Medical committed in the Agreement to “fund a study during the course of the Agreement, starting in the first year, with the aim of establishing CPT codes for the use of the” Scanner.

•                  At the end of each year of the three-year Agreement, we will issue to U.S. Medical between 1 % and 5% of our outstanding common stock on a sliding scale basis if sales to U.S. Medical represent between 50% and 90% of our total Scanner sales.

The Company began shipping scanners to U.S. Medical in August 2004 subsequent to the receipt by the Company of UL approval for its Scanner.  Shipment of 75 units took place through December 31, 2004.

U.S. Medical was not able to maintain its purchase obligation described above.  In addition, it was unable to promptly pay for its purchases nor adequately report upon its activities in the CPT study.  Consequently, the Company terminated its agreement with U.S. Medical in March 2005.  The Company is currently in discussion with U.S. Medical with respect to the possibility of the creation of a non-exclusive distributorship.

The termination of the distribution agreement has resulted in a repositioning of the Company’s marketing activities in the wound care and prevention market.  The Company is now pro-actively marketing into this sector by seeking additional regional and national distributors and service providers and responding directly to customer inquiries.

FUTURESCAN – In March 2004, we announced the sale of 100 scanners to this distributor for which the Company received a deposit of $350,000.  Ten units were shipped in 2004 and Futurescan recently announced its intention to place 78 units with INFINITY, a Ohio based wound care service firm serving the nursing home industry.

In addition the Company had some direct sales to another customer in the esthetics markets (approximately $230,000) as well as with another organization operating in the wound care marketplace.  This customer is focusing on producing a full service program to long-term care facilities, including scanning and interpretation of scans.

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

We will continue to cultivate the support of clinical and technological opinion leaders and leading medical institutions through the publication and presentation of study results, which will play a pivotal role in our marketing and public relations activities.  The centers we are collaborating with include:  Harvard/Massachusetts General Hospital, University of Pennsylvania, Mount Sinai Hospital, University of Virgina, Wake Forest University, University of Miami, University of Kansas Medical Center, University of Notre Dame and Guy’s Hospital, London.

Competition

Diagnostic imaging solutions compete primarily on the basis of diagnostic value, imaging performance, reliability, ease of use and price. Our competitors include MRI producers, ultrasound manufacturers, and X-ray based topography solutions. Any of these competitors could seek to modify their imaging devices to produce higher resolutions at narrower depths. In fact, one company, Cortex Technology, Inc., marketing under the name Dermascan, offers a scanner, which competes directly with our Scanner, although it is generally used as a research tool. Moreover, current and potential diagnostic imaging modalities such as those described below also pose a significant competitive risk to us.  In addition, many of these competitors are significant larger than the Company and possess greater financial resources.

Low Frequency Ultrasound. Traditional ultrasound technology is used regularly for a number of clinical applications. Ultrasound is currently used in several medical imaging applications, including pulsed ultrasound, continuous wave “Doppler” ultrasound and real-time ultrasound. Each variation is particularly suited to certain applications. “Doppler” ultrasound is used to record changes in a fetal heart while pulsed ultrasound can be used to resolve images of the abdomen.

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

Research and Development

We continue to conduct research and development in order to validate the Scanner in existing markets and in new markets. In addition, we continue to evolve the established Scanner technology and software.

During 2004, Longport launched a new scanner model (EPISCAN-I-200) based upon our previously established ultrasound technology and incorporating the most up-to-date computing, data communications capabilities and display technologies. This model has been designed for use on either a small cart or office desk top. In additional to the technological benefits of this new unit the design is readily scalable allowing for the potential for high volume production. A new version of our scanner software was launched to coincide with the introduction of the EPISCAN-I-200 unit.  This software has more a powerful user interface and offers more comprehensive image analysis tools.

The first prototype laptop sized scanner was also fabricated in 2004, with the aim of introducing this unit into the market in 2005.

Technology Transfer Agreements

In December 1997, we entered into two Technology Transfer Agreements (the “Agreements”) with UMDS and Square Wave Systems, Ltd. (“SWS”) pursuant to which UMDS and SWS assigned all of their rights, title and interest in patent applications (the “Patents”) covering certain technology associated with the Scanner. The Agreements provide us with the exclusive and worldwide rights to the use of the Scanner technology underlying the Patents for medical applications only. UMDS and SWS retained the rights to all other uses for the Patents. However, in the case of the fractal analysis software, a software component of the Scanner, which is used to analyze, determine and graphically display the fractal nature of a reflected image generated from a Scanner, our rights are limited to the use of software solely in a high frequency ultra sound skin scanner. In consideration of the assignment of the technology pursuant to the Agreements, we agreed to pay to UMDS and SWS, in the aggregate, 3% of our gross revenues for the five year period commencing in June 1999 when the FDA granted marketing permission to us with respect to the Scanner. We also agreed to pay all costs associated with maintaining and renewing the Patents, which were approved on June 6, 2000.

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

Employees

We currently employ eight (8) full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 7,700 square feet of office space at 2 Braxton Way, Suite 111, Glen Mills, Pennsylvania on a 5 year lease expiring in November 2009 currently at $7,700 per month plus a ratable share of occupancy costs

ITEM 3. LEGAL PROCEEDINGS

In September 1997, we were notified of a Medicare Hearing Officer’s decision that we were liable for repayment of Medicare benefit overpayments of $269,120. The overpayments were from calendar years 1994 and 1995. We appealed the Hearing Officer’s decision and the appeal was heard by an Administrative Law Judge in January 1999 and November 1999. The Judge ruled in favor of us on certain claims and against us on others. We continue the appeal process and cannot predict the outcome, although we have reserved $100,000 to fund any repayment liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has traded on the Over the Counter Electronic Bulletin Board under the symbol “LPTI” since September 7, 1994.

The following table sets forth for the quarters indicated the range of high and low closing prices of our Common Stock as reported by the Electronic Bulletin Board, but does not include retail markup, markdown or commissions.

	Price
	High	Low

By Quarter Ended:

2004

March 31, 2004	$1.52	$.17
June 30, 2004	$1.16	$.55
September 30, 2004	$1.73	$1.00
December 31, 2004	$1.41	$.86

2003

March 31, 2003	$.35	$.18
June 30, 2003	$.26	$.15
September 30, 2003	$.21	$.14
December 31, 2003	$.45	$.14

As of March 31, 2005, we had approximately 1,500 record and beneficial stockholders.

Transfer Agent and Warrant Agent

Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80205, is our transfer agent.

Dividends

We paid a special $.01 per share dividend on our Common Stock in June 1999. We have not paid dividends since and do not intend to pay dividends in the future. Earnings, if any, will be retained to finance growth.

Limitation on Liability

Our Certificate of Incorporation provides that a director shall not be personally liable to Longport or our stockholders for any action taken or any failure to act to the full extent permitted by the Delaware law. The effect of this provision is to eliminate our rights and our stockholders, through stockholders’ derivative suits on behalf of Longport, to recover monetary damages from a director for breach of the fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior. This provision does not limit or eliminate the rights of Longport or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care or to seek monetary damages for (i) a violation of criminal law, (ii) unlawful payment of dividends or other distribution under Delaware law, (iii) a transaction in which a director derived an improper personal benefit, (iv) willful misconduct, or (v) reckless, malicious or wanton acts.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues for 2004 were $2,457,677 compared to $500,479 for 2003.  This increase is primarily due to the increase in sales of the Company’s scanner device of $2,037,380, income from the sale of exclusive marketing rights of $153,124 as well as an absence of contract revenue of $247,681 from a state research grant which ceased in mid 2003.

Total operating expenses for 2004 were $2,745,576 compared to $1,372,225 for 2003. This increase is primarily due to additional costs associated with the increased sales activity (cost of sales increased by approximately $880,000) as well as an increase of approximately $756,000 in general and administrative costs associated with the additional activities being conducted by the Company in 2004. We believe that there will be additional costs in 2005 associated with clinical research studies utilizing the Scanner for specific medical applications.

During 2004, the Company recorded an impairment loss of $164,707 related to an investment made in 2000.

Interest expense for 2004 was $177,573 as compared to $129,826 for 2003. During the third quarter of 2004 the Company repaid all of its long term debt.  The increase in expense is due to an increase in the amount of average monthly borrowings outstanding in 2004 as compared to 2003.

The Company had a net loss of $633,532 for 2004 compared to a net loss of $927,962 for 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues for 2003 were $500,479 compared to $444,449 for 2002 and were comprised of both Scanner sales and contract revenue.

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

Liquidity and Capital Resources

As of December 31, 2004, we had $938,822 in cash and cash equivalents and no long-term debt. Our working capital increased from $(237,441) at December 31, 2003 to $677,534 at

December 31, 2004. However, during 2004 we experienced a use of cash from operating activities of $142,331.  This is an improvement of approximately $197,000 as compared to cash used in operating activities in 2003. The current year was the first year of significant sales activity for the Company and as such considerable cash was used to fund accounts receivable (approximately $497,000) and build inventory (approximately $575,000).  These uses of cash were funded by the receipt of customer deposits related to sales orders ($805,600) as well as the receipt of $500,000 from the sale of exclusive marketing rights.  We fully expect that additional cash will be needed to produce and market the Scanners in 2005.

During 2004, the Company utilized $270,182 in cash for investing activities principally related to the purchase of additional production related equipment, computer equipment and furniture and fixtures. Cash flows from financing activities provided $1,155,421 which was comprised of $1,463,028 from the sale of common stock and warrants offset by repayments of debt of $307,607.

In March 2005 we terminated our distribution agreement with US Medical Systems for a variety of contractual breeches.  US Medical was the Company’s largest distributor and had an exclusive distributorship in the woundcare marketplace.  This agreement called for, among many provisions, the production and delivery of a minimum of 25 Scanners per month (revenue of $550,000 per month) through July 2005 and subsequent to that date, 50 Scanners per month (revenue of $1,100,000 per month) through July 2006.  We recognized net revenue of $1,600,000 from sales to this distributor in 2004, all of which occurred in the five months ended December 31, 2004.  The loss of this customer has had a significant adverse impact on both our revenue and cash flow.  Unless this customer is replaced, sales in 2005 will be substantially less than 2004 sales.

Our other distributors are small and newly formed organizations and have yet to deliver a consistent flow of Scanner orders.   Furthermore, in an attempt to satisfy US Medical Systems’ production requirements we increased our inventory substantially during the last quarter of 2004 to 85 finished units at year-end with another 60 units in the later stages of production.  Consequently, our cash balance declined substantially through March 31, 2005.  Cash flow will present significant challenges for us unless significant and consistent sales are achieved and/or new orders received with accompanying deposits.  We currently can provide no assurances in this regard.

As a result, the Company has adopted a short-term plan that includes:

•      Hiring of a National Sales and Marketing Director with significant sales distribution experience in an effort to further stimulate sales activities

•      Attendance at national conferences focused on the woundcare market

•      Pursuit of direct sales opportunities that do not conflict with existing distributors

•      Entering into short term leases of the Scanner with new customers

•      Continue discussions with US Medical Systems with respect to creation of a new distribution agreement

In addition, the Company's longer term plans include the following:

•      Efficient production and delivery of the Company's product pursuant to existing sales orders.

•      Sponsorship of research studies that further substantiate the efficacy of the Company's product and service.

•      Continued expansion of the Company's product into additional market sectors and geographic territories via the execution of additional long term sales and licensing agreements.

•      Further development of the Company's technology resulting in additional marketable products and services.

•      Obtaining additional equity capital through the sale of common and or preferred stock as well as through the potential exercise of outstanding common stock purchase warrants and options.

If we are unable to increase our revenue and cash flow in the near future we may be required to significantly limit our operations, while seeking additional debt or equity financing.

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

Commitments and contingencies. In September 1997, we were notified of a Medicare Hearing Officer’s decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. We appealed the Hearing Officer’s decision. The Appeal was heard by an Administrative Law Judge on January 5,1999 and again on November 2,1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. We continue to be in the Appeals process. We are unable to predict the outcome of the Appeal. We have accrued $100,000 as a result of these proceedings based on our estimate of the cases ruled against us and applying the relationship across all of our Medicare billings prior to 1995. The $100,000 accrual is our best estimate of the potential liability based on all of the facts and circumstances presently known.

Accounting for income taxes. Significant judgment by management is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2004 and 2003 based on our belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trend of operating losses changes, we may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on our financial condition and results of operations.

Other Matters

Our licensor was assigned a U.S. Patent in June 2000 for the Scanner. The final areas of concern for commercialization are “peer acceptance” and production and distribution.

The “peer acceptance”, primarily from practicing physicians, hospitals and labs, can occur in many different ways and this is an ongoing process. We have initiated several United States-based studies in various disciplines, which we believe will lead to articles being published about the Scanner and its advantages. It is these so-called “white papers” which the medical community requires prior to purchasing new products. We believe that one of the primary advantages to our Scanner is that it has numerous applications in the field of medicine. It is the different medical “disciplines” or “specialties” that allow us to offer one product, but have several different markets and applications for the product.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Longport, Inc.

We have audited the accompanying consolidated balance sheet of Longport, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longport, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for each for each of the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $633,532 and $927,962 during the years ended December 31, 2004 and 2003, respectively.  As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plymouth Meeting, Pennsylvania

January 26, 2005, except for Note 13,

as to which the date is March 4, 2005

Longport, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$938,822
Accounts receivable:
Trade, net of allowance for doubtful accounts of $50,000	500,000
Inventories	779,843
Marketable securities available for sale	16,471
Deposits and other current assets	210,290

Total Current Assets	2,445,426

Property and Equipment, at cost:
Medical equipment	36,449
Production equipment	216,611
Computer equipment	79,424
Office furniture and equipment	121,490
453,974
Less accumulated depreciation	(213,781)

Net Property and Equipment	240,193

Other Assets:
Deposits	11,437

Total Assets	$2,697,056

The accompanying notes are an integral part of these consolidated financial statements.

Longport, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable - trade	$282,075
Accounts Payable - related party	9,000
Accrued expenses	180,232
Customer deposits	850,000
Accrued Medicare obligation	100,000
Deferred revenue	371,876

Total Current Liabilities	1,793,183

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: $.001 par value, 1,000,000 shares authorized none issued or outstanding	—
Common stock: $.001 par value, 50,000,000 shares authorized 23,083,368 issued and outstanding	23,084
Paid in capital	10,874,100
Accumulated deficit	(9,976,832)
Accumulated other comprehensive loss	(16,479)

Total Stockholders’ Equity	903,873

Total Liabilities and Stockholders’ Equity	$2,697,056

The accompanying notes are an integral part of these consolidated financial statements.

Longport, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2004 and 2003

	2004	2003

Net Revenues:
Scanner sales - new units	$2,148,380	$251,000
Scanner sales - used units	140,000	—
Scanner rentals	8,000	1,750
Contract revenue	—	247,681
Other, principally sale of distribution rights	161,297	48
Total Revenues	2,457,677	500,479

Operating Expenses:
Cost of sales - new units	1,104,822	225,066
Cost of sales - used units	—	—
General and administrative	1,475,102	719,412
Stock compensation expense	7,800	158,286
Research and development expense	157,852	269,461
Total Operating Expenses	2,745,576	1,372,225
Operating Income (Loss)	(287,899)	(871,746)

Other Income (Expense):
Interest and other income	—	80,679
Interest expense	(177,573)	(129,826)
Impairment loss	(164,707)	—
Other expense	(3,353)	—
Total Other Income (Expense)	(345,633)	(49,147)

Income (Loss) Before Provision for Income Taxes	(633,532)	(920,893)
Provision for income taxes	—	7,069

Net Income (Loss)	$(633,532)	$(927,962)

Net Income (Loss) Per Basic and Diluted Share of Common Stock	$(0.03)	$(0.05)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	21,744,399	20,612,560

The accompanying notes are an integral part of these consolidated financial statements.

Longport, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004 and 2003

							Accumulated
				Current Years			Other
	Common Stock		Paid In	Comprehensive	Accumulated	Unearned	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Compensation	Income (Loss)
Year Ended December 31, 2004:
Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)
Issuance of common stock upon exercise of stock options	520,000	520	159,480
Repurchase of common stock	(127,008)	(127)	(159,871)
Sale of common stock at $.85 per share net of cost of issuance of $36,972	1,814,706	1,815	1,461,213
Issuance of common stock for prior services	10,000	10	7,790
Amortization of unearned compensation						7,500
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities				$(18,822)			(18,822)
Impairment of marketable securities recognized				164,707			164,707
Translation adjustment				51,519			51,519
Net loss				(633,532)	(633,532)
Total Comprehensive Income (Loss)				$(436,128)

Balance at December 31, 2004	23,083,368	$23,084	$10,874,100		$(9,976,832)	$—	$(16,479)
Year Ended December 31, 2003:
Balance at December 31, 2002	20,320,670	$20,321	$9,019,223		$(8,415,338)	$(16,500)	$(224,680)
Issuance of common stock upon exercise of stock options	40,000	40	9,960
Issuance of common stock for services	15,000	15	2,535
Issuance of common stock in connection with sale of scanners	240,000	240	35,760
Issuance of common stock in connection with a loan	200,000	200	55,800
Sale of common stock	50,000	50	29,950
Issuance of stock options for services			155,736
Issuance of warrants in connection with a loan			96,524
Amortization of unearned compensation						9,000
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities				$11,765			11,765
Translation adjustment				(968)			(968)
Net loss				(927,962)	(927,962)
Total Comprehensive Income (Loss)				$(917,165)

Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)

The accompanying notes are an integral part of these consolidated financial statements.

19

Longport, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(633,532)	$(927,962)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	114,310	262,863
Common stock issued in connection with sale of scanners	—	36,000
Common stock and stock options issued for services	7,800	158,286
Common stock issued for interest expense	—	56,000
(Gain) or loss on sale of property and equipment	3,353	(24,293)
Impairment loss	164,707
Changes in assets and liabilities:
Accounts receivable trade	(497,087)	33,785
Other receivables	—	2,128
Marketable securities	4,706
Deposits and other current assets	(90,558)	(119,732)
Inventories	(575,416)	200,830
Accounts payable and accrued expenses	181,910	(62,163)
Deferred revenue	371,876	—
Customer deposits	805,600	44,400

Net Cash Provided (Used) By Operating Activities	(142,331)	(339,858)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	30,000
Long term deposits	(8,276)	—
Capital expenditures	(261,906)	(14,150)

Net Cash Provided (Used) By Investing Activities	(270,182)	15,850

Cash Flows From Financing Activities:
Proceeds from notes payable - related entity	—	440,000
Issuance of common stock net of related expenses	1,463,028	40,000
Payments on notes payable - related entity	(307,607)	(60,000)

Net Cash Provided (Used) By Financing Activities	1,155,421	420,000

Effect of exchange rate changes on cash and cash equivalents	40,200	(968)

Net Increase in Cash and Cash Equivalents	783,108	95,024

Cash and Cash Equivalents at Beginning of Year	155,714	60,690

Cash and Cash Equivalents at End of Year	$938,822	$155,714

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$154,016	$15,000
Income taxes	—	7,069

Supplemental Disclosure of Noncash Investing and Financing Activities:
Unrealized gain (loss) on marketable securities	(18,822)	11,765
Warrants issued in connection with issuance of debt		(96,524)
Investment impairment loss	(164,707)	—
Amortization of unearned compensation	7,500	9,000

The accompanying notes are an integral part of these consolidated financial statements.

LONGPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Summary of Significant Accounting Policies

 Description of Business

Longport, Inc. (the “Company”) was incorporated January 22, 1993 and initially marketed and distributed wound care products.  In 1995, the Company began managing wound-healing centers under management services contracts and ceased operations under such contracts in early 2003.  The Company has developed a soft tissue ultrasound scanner (the “Scanner”) that is used in numerous wound care and other medical applications.

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

The Company’s continued existence is dependent upon its ability to achieve its operating plan.  Management’s plan includes the following:

•                  Efficient production and delivery of the Company’s product pursuant to existing sales orders.

•                  Sponsorship of research studies that further substantiate the efficacy of the Company’s product and service.

•                  Continued expansion of the Company’s product into additional market sectors and geographic territories via the execution of additional long term sales and licensing agreements.

•                  Further development of the Company’s technology resulting in additional marketable products and services.

•                  Obtaining additional equity capital through the sale of common and or preferred stock as well as through the potential exercise of outstanding common stock purchase warrants and options.

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

 Accounts Receivable

The Company grants credit to all qualified customers.  Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary.  The Company does not accrue finance or interest charges.  On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts, based on history of past write-offs, collections and current credit conditions.  A receivable is written off when it is determined that all collection efforts have been exhausted.

 Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out pricing method.  Inventories consist of $561,409 of finished goods and $218,434 of work in process at December 31, 2004.

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss).  Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses.

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

Management determines the appropriate classification of its investments in marketable securities at the time of each purchase and re-evaluates such determination at each balance sheet date.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings.  Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of investments sold is determined on the specific identification or the first-in, first-out method.

 Property and Equipment

Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

Classification	Useful Life In Years
Medical equipment	3-5
Production equipment	5
Computer equipment	3-5
Office furniture and equipment	4-7

Depreciation of property and equipment charged to operations is $114,310 and $262,863 for the years ended December 31, 2004 and 2003, respectively.

 Unearned Compensation

The Company issued shares of restricted common stock to certain officers of the Company in connection with their employment agreements.  The common stock was issued as compensation for future services to be performed over the three year term of the employment agreements.  The fair value of the shares issued has been recorded as unearned compensation and is shown as a separate component of stockholders’ equity.  Unearned compensation is amortized to expense over the life of the employment agreements.

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

The Company recognizes revenue from the sale of product distribution rights over the length of period for which the rights are conveyed.

 Contract Revenue

The Company was a subcontractor to a grant between Lackawanna Junior College and the Pennsylvania Department of Health to perform certain research services for a cancer assessment system.  The grant was entered into in June 2002 and covered the period from July 1, 2001 through June 30, 2003.  The total grant was for $500,000 and the Company’s portion was approximately $475,000 and was recognized as income as the services were performed and billed to Lackawanna Junior College.  Contract revenue and the related research and development costs recognized during the year ended December 31, 2003 was $247,681 and $228,055, respectively.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs were $157,852 for the year ended December 31, 2004 and $269,461 (expended principally with respect to a contract with Pennsylvania Department of Health) for the year ended December 31, 2003.

 Stock-Based Compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based  compensation plans other  than for  options granted  to non-employees.  If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted as follows:

	2004	2003
Net income (loss), as reported	$(633,532)	$(927,962)
Less stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	193,525	34,510
Pro forma net income (loss)	$(837,057)	$(962,472)
Net income (loss) per basic and diluted share of common stock:
As reported - Basic and diluted	$(.03)	$(.05)
Pro forma - Basic and diluted	$(.04)	$(.05)

The Company granted stock options of 3,935,000 during 2004 of which 935,000 are contingent upon the approval of the Company’s shareholders.  The Company did not grant any employee stock options during 2003.

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

During 2004 the Company retired its fleet of first generation Scanners which were fully depreciated.

Shipping and Handling Costs

The Company includes shipping and handling costs in cost of sales.

Rent Expense

During 2004, the Company moved office locations and entered into a new lease for the office space beginning in mid-November.  The new lease contains escalating rent payments over the term of five years.  In accordance with U.S. generally accepted accounting principles, the Company will recognize rent expense on a straight-line basis over the five year term of the lease.

 Foreign Currency Translation

The Company’s international operations use their local currency as their functional currency.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date and             income and expense accounts at the average exchange rates during the year.  Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).

 Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

 Net Income (Loss) Per Basic and Diluted Share of Common Stock

Basic earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include outstanding stock options and warrants.  Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.  A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2004 and 2003 is presented in Note 5.

 Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

 Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133. The Statement is effective (with certain exceptions)

for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins.  SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities which was subsequently amended in December 2003 and Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements was issued. In general a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Special provisions apply to enterprises that have fully or partially applied Interpretation 46 (“Interpretation”) prior to issuance of this Interpretation. Otherwise, application  of  this  Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as  special-purpose  entities  for periods  ending  after December 15, 2003. Application by small business issuers, to entities other than special-purpose entities and by nonpublic entities and all other types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The adoption of the Interpretation did not have any impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively.  The Company has not yet evaluated the impact of the adoption of SFAS No. 151 and has not determined the impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amended  APB  Opinion  No. 29,  Accounting  for Nonmonetary  Transactions.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets  and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash  flows  of  the  entity  are expected to change significantly as a result of the exchange.  The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively.  The Company has not yet evaluated the impact of the adoption of SFAS No. 153 and has not determined the impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), Share – Based Payment. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share – based payment transactions be recognized in financial statements.  That cost will be measured based upon the fair value of the equity or liability instruments issued. Statement 123 (R) covers a wide range of share – based compensation arrangements including share options, restricted share plans, performance – based awards, share appreciation rights, and employee share purchase plans.  Statement 123(R)  replaces FASB Statement No. 123, Accounting for Stock – Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123, as originally issued in 1995, established as preferable a fair – value – based method of accounting for share – based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair – value – based method been used.  Public entities that file as small business issuers will be required to apply Statement 123(R)  as of the first interim or annual reporting period that begins after December 15, 2005.  The Company has not yet evaluated the impact of the adoption of SFAS 123(R) and has not determined the impact on the Company’s financial position or results of operations.

2.                                       Marketable Securities

Marketable securities are carried on the balance sheet at their market value.

	Cost	Unrealized Gain (Loss)	Market Value
As of December 31, 2004:
Available-for-sale securities:
Equity securities	$35,293	$(18,822)	$16,471

During 2004 the Company recognized an impairment loss of $164,707 associated with an investment in marketable securities that was initiated in 2000.

3.                                       Exclusive Distributor Rights and Purchase Agreement

On February 12, 2004, the Company signed a distribution agreement with U.S. Medical Systems, Inc, to sell its Scanner through U.S. Medical Systems Inc.’s distribution network. The contract provides for U.S. Medical Systems, Inc. to purchase 300 LDS units in the first year, 600 LDS units in year two, and 1,000 LDS units in year three.

An initial order, with a $500,000 deposit, was received in February 2004 for the first 100 Scanners. Delivery of such units commenced in August 2004. The deposit is included in customer deposits in the accompanying financial statements at December 31, 2004.

The Company also received a payment of $525,000 in March 2004 from U.S. Medical Systems, Inc. to convert the above mentioned distribution agreement between the two companies for the Scanner into a three year exclusive arrangement in the wound care market. This amount is being recognized over the three year period of the contract and income of $153,124 was recorded for the year ended December 31, 2004. The amount remaining to be recognized of $371,876 is presented as deferred revenue on the accompanying balance sheet.

This exclusive distribution agreement was terminated in March 2005. See Footnote 13 for additional information with respect to the termination.

4.                                       Income Taxes

The components of the provision for income taxes are as follows:

	2004	2003
Current:
Federal	$—	$—
State	—	7,609
Total	—	7,609

Deferred:
Federal	—	—
State	—	—
Total	—	—

Total Provision For Income Taxes	$—	$7,609

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

	2004	2003
Federal statutory rate	(34)%	(34)%
State income taxes, net of federal benefits	(6)	(6)
Valuation allowance	40	40

Total	—%	—%

Significant components of deferred income taxes as of December 31, 2004 are as follows:

Net operating loss carryover	$3,381,000
Accounts Receivable	20,000
Property and equipment	50,000
Intangible assets	20,000
Other	1,000
Total Deferred Tax Asset	3,472,000

Stock option compensation	(66,000)

Total Deferred Tax Liability	(66,000)

Less valuation allowance	(3,406,000)

Net Deferred Tax Asset	$—

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized.  The valuation allowance of $3,406,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time.  The net change in the valuation allowance for deferred tax assets was an increase of $130,000.  The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $8,634,000 and $6,750,000, respectively.  Such carryforwards expire in the years 2008 through 2025 and 2006 through 2024 for federal and state purposes, respectively.

5.                                       Net Income (Loss) Per Share of Common Stock

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2004 and 2003.  For the years ended December 2004 and 2003 options and warrants to purchase 10,750,126 and 3,755,714 common shares, respectively, were excluded from the calculations of diluted net (loss) per share, as their effect would have been antidilutive.

	2004	2003

Net income (loss)	$(633,532)	$(927,962)

Weighted-average common shares outstanding:
Weighted average common shares outstanding - Basic and Diluted	21,744,399	20,612,560

Net income (loss) per share of common stock - Basic and Diluted	$(.03)	$(.05)

6.                                       Issuance of Common Stock, Warrants and Stock Options

Common Stock Issuance

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

Other Warrants

In November 1993, the Company sold 1,185,714 “Units” consisting of one share of the Company’s common stock and one common stock purchase warrant for $.35 per unit.  The Warrants entitle the holder to purchase one share of the Company’s common stock for $1.00 at anytime until June 30, 2006.  All 1,185,714 warrants are outstanding as of December 31, 2004.

In June 2003 the Company sold 50,000 Units of the Company’s securities.  Each unit consists of one share of the Company’s common stock and one common stock purchase warrant for $.60 per unit.  The Warrants entitle the holder to purchase one share of the Company’s common stock for $.60 for a period of five years from the date of the Units.  All 50,000 warrants are outstanding as of December 31, 2004.

In October of 2003, the Company issued 1,000,000 warrants in connection with a note agreement described in Note 9.  The warrants are exercisable into an equal number of shares of the Company’s common stock, at a price of $.60 per share, and are exercisable for five years from the date of issuance.  All 1,000,000 warrants are outstanding as of December 31, 2004.

 Stock Option Plan

The Company adopted a stock option plan (the “Plan”), effective as of November 15, 1999 which provides for the grant of non-qualified stock options.   A total of 3,000,000 shares of common stock have been reserved for issuance under the Plan.

Options under the Company’s Plan are issuable only to eligible officers, directors, key employees and consultants of the Company.  The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price.  Unless sooner terminated, the Plan shall remain in effect until December 31, 2009.

The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted.  The stock options are subject to anti-dilution provisions in the event of stock splits, stock dividends and the like.

No stock options are transferable by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option is only exercisable by the optionee.  The exercise date of an option granted under the Plan must not be later than ten years from the date of grant.  Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by the Company will become available once again for issuance.

The following table contains information on the stock options under the Company’s Plan for the years ended December 31, 2004 and 2003.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	—	—
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2003	—	—
Granted	3,535,000	$.90
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2004	3,535,000	$.90

The Company granted options for an additional 535,000 shares which are contingent upon shareholder approval at the next annual meeting.

 Other Stock Options

The Company has granted stock options to employees, consultants and other individuals.  The outstanding options expire at various dates through May 2009.  The following table contains information on all of the Company’s Non Plan stock options for the years ended December 31, 2004 and 2003.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	1,260,000	$.38
Granted	1,000,000	25
Exercised	(40,000)	.25
Cancelled	(700,000)	.44

Options outstanding at December 31, 2003	1,520,000.27
Granted	400,000	1.81
Exercised	(520,000)	.31
Cancelled	—	.—

Options outstanding at December 31, 2004	1,400,000	$.70

The 400,000 options granted in 2004 are subject to approval by shareholders at the next annual meeting.

 Other Stock Option Information

The weighted average fair value price of all options granted in 2004 was $.76.

The following table summarizes information about the Company’s stock based compensation plans at December 31, 2004.

Options Outstanding and Exercisable by Price Range as of December 31, 2004:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life In Years	Price	Exercisable	Price

1999 Plan
$.25-$1.20	3,535,000	4.87	$.90	1,300,000	$.36

Other Plan
$.25-$3.40	1,400,000	4.52	$.70.	1,400,000	$.70

The number of options outstanding and exercisable includes 535,000 and 400,000 for the 1999 Plan and the other plan, respectively, which are contingent upon the approval of the shareholders at the next annual meeting.

 Compensation Expense

The Company recorded compensation expense of $155,736 for the year December 31, 2003 for the value of options granted to a current board member, prior to him becoming a board member of the Company.  The valuation of the options granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date.  The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

The Company also recorded compensation expense of $7,800 and $2,550 for the years ended December 31, 2004 and 2003, respectively, for the value of common stock issued to consultants for services provided to the Company.

7.                                       Accumulated Other Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”.  This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized.  The components of comprehensive income for the Company include net income (loss), unrealized gain (loss) on marketable securities and foreign currency translation adjustments.

Components of other comprehensive income consist of the following:

	Unrealized		Accumulated
	Gain (loss)	Foreign	Other
	on Marketable	Currency	Comprehensive
	Securities	Translation	Income (Loss)

Balance at December 31, 2002	$(190,588)	$(34,092)	$(224,680)

2003 change	11,765	(968)	10,797

Balance at December 31, 2003	(178,823)	(35,060)	(213,883)
2004 change	145,885	51,519	197,404

Balance at December 31, 2004	$(32,938)	$16,459	$(16,479)

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

9.                                       Related Entity Transactions

In March of 2003, the Company entered into a note payable agreement with a related entity.  Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of the date of the agreement.  The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid.  The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above.  The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment.  In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender.  In addition, the note is collateralized by all of the Company’s assets.  Interest expense of $15,625 and $34,375 was recorded with respect to this note in 2004 and 2003 respectively.  The note was repaid in full in May 2004.

In October of 2003, the Company entered into another note payable agreement with a related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company’s scanners for subsequent resale.  The terms of the agreement are such that for each scanner sold, the Company will pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment.  In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company’s restricted common stock at $0.60 per share for a period of up to five years from the date of issuance.  The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which is being accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate.  Interest expense of $137,130 and $34,375 was recorded with respect to this note in

2004 and 2003 respectively.  The note was repaid in full in October 2004.

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

In August of 2003, the amount owed to James McGonigle, a related entity, of $5,000 relating to services provided during the year, was factored by Mr. McGonigle to Michie Proctor.  As a result of this transaction, the Company owed Mr. Proctor $3,500, which was paid in 2004.

The Company incurred $46,500 of consulting services in 2004 provided by one of its directors of which $9,000 was owed to that individual at December 31, 2004.

10.         Commitments and Contingencies

 Inventory

The Company had a purchase obligation to acquire inventory at December 31, 2004 for delivery in 2005 of $67,515.

 Leases

The Company leases office facilities under a long-term leasing arrangement.  The Company’s office facilities lease contains a five-year renewal option.  The future minimum lease payments at December 31, 2004 under the Company’s operating leases which have an initial or remaining noncancellable lease term in excess of one year is as follows:

2005	$87,324
2006	90,963
2007	107,336
2008	110,368
2009 and thereafter	113,400

Rental expense charged to operations was $46,988 and $43,299 for the years ended December 31, 2004 and 2003, respectively.

 Medicare Hearings

In September 1997, the Company was notified of a Medicare Hearing Officer’s decision that the Company is liable for repayment of Medicare Benefit Overpayments of $269,120.  The Overpayments are from calendar years 1994 and 1995.  The Company appealed the Hearing Officer’s decision.  The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999.  The Administrative Law Judge reviewed approximately forty out of approximately 410 cases.  The Administrative Law Judge dismissed some cases, ruled in favor of the Company on certain cases and ruled against the Company on other cases.  The Company continues to be in the Appeal process.  The Company is unable to predict the outcome of the Appeal.

As of December 31, 2004, the Company has an accrued liability of $100,000 as a result of the above proceedings.  This amount is the Company’s best estimate of the potential liability based on all of the facts and circumstances currently known.  There have been no new developments with respect to this matter during the year ended December 31, 2004.

 Officer Indemnification

Under the organizational documents, the Company’s officers, employees, and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company.  The Company also has an insurance policy for its directors and officers to insure them against liabilities arising from the performance of their duties required by their positions with the Company.  The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred.  However, based on experience, the Company expects the risk of loss to be remote.

11.                                 Concentration of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places its cash equivalents and short term investments with high credit quality financial institutions.  The Company’s cash in its banks exceeded the federally insured limits at certain points during the year.

The Company provides credit, in the normal course of business, to hospitals, distributors, and others in the health care industry.  The Company’s customers are located primarily in the eastern United States.  The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral.  The Company maintains reserves for potential credit losses.  The Company’s revenue is generated primarily from a single product, the Scanner, which subjects the Company to significant financial exposure.  If future sales do not occur the Company’s operations could be materially adversely affected.

Total assets were $444,798 in foreign countries at December 31, 2004 which were all located in the United Kingdom.

Revenues from major customers, as a percentage of total revenue, for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Customer A	78%	*. %
Customer B	10%	47%
Customer C	—	46%

* Less than 10%

12.                                 Fair Value of Financial Instruments and related Impairment Loss

All marketable securities are defined as trading securities or available-for-sale Securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the first quarter of 2004, management of the Company determined that the impairment of the investment in Seychelle Environmental Technologies, Inc. (“Seychelle”), initially purchased in 2000 for $200,000, is other-than-temporary. Therefore, the loss of $164,707, originally reflected as an unrealized loss on investment within other comprehensive income, has been recognized in the statement of operations for the year ended December 31, 2004.

Disclosures about Fair Value of Financial Instruments for the Company’s financial instruments are presented in the table below.  These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations.  Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.  There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company’s financial instruments as of December 31, 2004:

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$938,822	$938,822
Marketable securities	16,471	16,471

The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.  The fair value of marketable securities is determined by the most recently traded price of each security at the balance sheet date.

13.         Subsequent Events

On March 4, 2005, the Company terminated its distribution agreement with U.S. Medical Systems, Inc, (“US MedSys”) to sell the Scanner through the US MedSys distribution network due to unresolved breeches of that agreement by US MedSys.

US MedSys was granted an exclusive distributorship of the Scanner in the United States wound care market provided it purchased not less than 25 Scanners per month during the first year of the Agreement, not less than 50 Scanners per month during the second year of the Agreement and not less than 1,000 Scanners during the third year of the Agreement.

At December 31, 2004 the Company had accounts receivable from US MedSys of $550,000 for prior Scanner deliveries.  In addition, the Company held a deposit of $500,000 for existing purchase orders made by US MedSys.  As provided by the agreement, the Company as of the termination date offset the outstanding receivable with the deposit.  Consequently, as of March 4, 2005 the Company has a receivable of $50,000 from US MedSys.

During the First Quarter of 2005, as a consequence of the termination, the Company will recognize the deferred revenue associated with the sale of distribution rights of $371,876

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent accountants with respect to accounting and financial disclosure. On January 15, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding a change of our independent auditor and certifying accountant from Angell & Deering, Certified Public Accountants to Mayer Hoffman McCann P .C.

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age and position of each of our executive officers and directors are set forth below:

Name	Age	Office	Officer/ Director Since

Dr. Michie Proctor	70	Chairman of the Board of Directors	2003

Michael C. Boyd	63	Chief Executive Officer and Director	2001

Paul D. Wilson	48	President, Chief Financial Officer and Director	2001

Paul R. Quintavalle DPM	54	Director	2001

Brian W. Clymer	57	Director	2001

Directors hold office for a period of one year from their election at the annual meeting of shareholders and until their successors are duly elected and qualified. Our officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has no nominating or compensation committee. No director receives compensation for services as a director. Messrs Proctor, Quintavalle and Clymer serve on the Audit Committee.

Background

The following is a summary of the business experience of each of our officers and directors:

Dr. Michie Proctor joined the Board of Directors in June 2003 upon the resignation of its previous chairman and was immediately selected as its new Chairman. Dr. Proctor, is Longport’s largest shareholder. His business experience spans more than 40 years, where he has served as CEO, President, and Board Member of both public and private companies. These companies have included companies in the medical device industry and the nutraceutical industry. His education has been in the fields of Business, Aeronautics, Estate Planning and Theology. He has earned a B.Th, M.Th., D.D., Ph.D. In addition to his broad business experience, Dr. Proctor serves as the Sr. Pastor of the First Baptist Church of Southwest Broward, in Hollywood, Florida, a position he has held for more than 30 years.

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

Paul D. Wilson has been a principal of Quality Medical Instruments, Ltd., a UK-based medical consulting firm he co-founded, since 1995. Since 1999, he has also been Managing Director of Longport International, our UK-based technology marketing subsidiary. He was employed by Fulmer Research, a UK-based technology and engineering company, from 1976 to 1992 as a Division Manager. He has also been involved in the application and development of high-resolution ultrasound for over 20 years. Mr. Wilson earned a degree in Applied Physics from Thamas Valley University in the UK.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses all compensation paid to our Chief Executive Officer for the years ended December 31, 2004 and 2003.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and				Other	Restricted
Principal				Annual	Stock	Options/
Position	Year	Salary($)	Bonus($)	Compensation($)	Awards($)	SARS(#)

Michael C. Boyd (1)	2004	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2003	-0-	-0-	-0-	-0-	-0-

Paul D. Wilson	2004	126,819	-0-	-0-	-0-	-0-
President and Chief Financial Officer	2003	78,560	-0-	-0-	-0-	-0-

(1) In October 2001, we entered into a three-year employment agreement with Mr. Boyd to act as our Chief Executive Officer. Under the employment agreement, Mr. Boyd does not receive a cash salary but received 100,000 shares of our common stock and options to purchase up to 1,000,000 additional shares exercisable at $.25 per share until October 2004.  Mr. Boyd’s contract was extended for a period of one year at the September 22, 2004 meeting of the Board of Directors.   In connection with this contract extension, Mr. Boyd received options to purchase 1,000,000 shares of common stock in the Company at $.95 per share (250,000 shares), $1.20 per share (250,000 shares), $1.70 per share (250,000 shares) and $3.40 per share (250,000 shares).  These options are immediately exercisable though 535,000 of such options are contingent upon approval by a vote of the Company’s shareholders at the next annual meeting.

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

		Percent
Name	Number of Shares Owned	of Class

Michie and Joyce Proctor (1)	3,640,550	14.7%
Michael C. Boyd (2)	2,037,008	8.5%
Paul R. Quintavalle (3)	487,480	2.1%
Brian W. Clymer (4)	200,000	0.9%
Paul D. Wilson (5)	1,518,504	6.3%
Church of Southwest Broward (6)	2,385,477	9.9%
All officers and directors as a group (five persons)	7,883,542	25.5%

(1) Includes 200,000 common stock options exercisable at $3.00 per share. Also includes 1,000,000 common stock options exercisable at $.25 per share which the Company agreed to give to Dr. Proctor in 2002 for assuming the Chairmanship of the company.  Also includes 400,000 common stock options exercisable in tiers of 100,000 shares at $.90, $1.20, $1.70 and $3.40 respectively (which are contingent upon shareholder approval).  Dr. Proctor is also the President of the First Baptist Church of Southwest Broward, which owns 2,585,477 shares of our common stock.  Dr. Proctor disclaims any ownership or control of these shares.

(2) Includes 1,000,000 common stock options.

(3) Includes 300,000 common stock options.

(4) Includes 200,000 common stock options.

(5) Includes 1,200,000 common stock options.

(6) Includes 1,000,000 warrants to purchase common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March of 2003, the Company entered into a note payable agreement with the Church of Southwest Broward.  Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of the date of the agreement.

The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid.  The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above.  The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment.  In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. Interest expense of $15,625 and $80,375 was recorded with respect to this note in 2004 and 2003 respectively. The note is collateralized by all of the Company’s assets. This note was paid in full during 2004.

In October of 2003, the Company entered into another note payable agreement with the Church of Southwest Broward whereby the Company received $240,000 explicitly for the production of twenty of the Company’s scanners for subsequent resale.  The terms of the agreement are such that for each scanner sold, the Company will pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment.  In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company’s restricted common stock at $0.60 per share for a period of up to five years from the date of issuance.  The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which is being accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate. Interest expense of $137,130 and $34,375 was recorded in 2004 and 2003 respectively with respect to this note. This note was repaid in full in 2004. All 1,000,000 warrants are outstanding as of December 31, 2004.

The Company had a consulting agreement with Wound Healing Systems, Inc, Inc., a company owned and controlled by James R. McGonigle, our former Chairman, pursuant to which Wound Healing Systems, Inc. provided services to us for an agreed upon monthly fee. The consulting fee was $5,000 monthly and ended in June 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.	Title
3.1	Certificate of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
4.1	Form of Common Stock Purchase Warrant (1)
10.25	Research and Licensing Agreement (UMDS) (1)

10.36	Technology Transfer Agreement (VMOS) (1)
10.37	Technology Transfer Agreement (SWS) (1)
10.38	Glen Mills, PA Office Lease
10.39	Futurescan Distribution Agreement

21.1	Subsidiaries of Registrant
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

(1) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, File No.33- 75236 and Post Effective Amendment No.1 thereto.

(b) Reports on Form 8-K:  None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Longport for the audit and other services provided by the Company accountants for the fiscal year ended December 31, 2004 and 2003:

	2004	2003
Audit fees for the years ended December 31 and fees for the review of financial statements included in quarterly reports on Form 10-Q	$104,863	$68,310
Audit-related fees: (1)	$19,225	$0
Tax fees (2):	10,000	$5,840
Other service fees(3):		$7,385
Total:	$134,088	$81,535

(1)           Fees for the review of financial statements including the filing of Form SB-2 relating to registration of securities.

(2)           Includes tax compliance.

(3)           Includes consulting and advisory services.

All services described above were approved by the Board of Directors.

The Board of Directors has considered and decided that the provisions of the non-audit services referred to in the “Other Service Fees” Portion of the above table (including the footnote thereto) are compatible with maintaining the independence of the Company’s auditors.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Glen Mills, Pennsylvania, on April 8, 2005.

LONGPORT, INC.

By: /s/ Michie Proctor
Michie Proctor, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, this Registration Statement has been signed by the following persons on the dates indicated.

Signature	Title	Date

/s/ Michie Proctor	Chairman of the Board of Directors,	April 15, 2005
Michie Proctor

/s/ Michael C. Boyd	Chief Executive Officer	April 15, 2005
Michael C. Boyd

/s/ Paul D. Wilson	President, Chief Financial Officer
Paul D. Wilson	and Director	April 15, 2005

/s/ Paul Quintavalle	Director	April 15, 2005
Paul Quintavalle

/s/ Brian W. Clymer	Director	April 15, 2005
Brian W. Clymer