Form 10QSB
period 2005-03-31
LONGPORT INC
filed 2005-05-18
CIK 919043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-75236

Longport, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	23-2715528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Braxton Way

Suite 111

Glen Mills, Pennsylvania 19342

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

There were 23,083,368 shares of the Registrants common stock, $.001 par value outstanding on March 31, 2005.

LONGPORT, INC.

FORM 10-QSB

INDEX

Part I Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II Other Information and Signatures

Item 6. Exhibits and Reports on Form 8-K

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

March 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$278,209
Accounts receivable:
Trade, net of allowance for doubtful accounts of $50,000	6,000
Inventories	931,231
Marketable securities available for sale	70,589
Deposits and other current assets	69,169

Total Current Assets	1,355,198

Property and Equipment, at cost:
Medical equipment	109,124
Production equipment	233,691
Computer equipment	50,351
Office furniture and equipment	146,785
539,951
Less accumulated depreciation	(232,091)

Net Property and Equipment	307,860

Other Assets:
Deposits	11,437

Total Assets	$1,674,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

March 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable - Trade	$163,253
Accounts Payable - Related Party	9,000
Accrued expenses	221,367
Customer deposits	350,000
Accrued Medicare obligation	100,000
Total Current Liabilities	843,620

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock: $.001 par value, 1,000,000 shares authorized none issued or outstanding	—
Common stock: $.001 par value, 50,000,000 shares authorized 23,083,368 issued and outstanding	23,084
Paid in capital	10,874,100
Accumulated deficit	(10,082,815)
Accumulated other comprehensive income	16,506

Total Stockholders’ Equity	830,875

Total Liabilities and Stockholders’ Equity	$1,674,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2005 and 2004

	2005	2004

Net Revenues:
Scanner sales	$—	125,597
Scanner rentals	10,400	1,000
Contract revenue	—	—
Other, principally income from distribution rights	371,939	28,874

Total Revenues	382,339	155,471

Operating Expenses:
Cost of sales	—	102,503
General and administrative	463,352	265,213
Stock compensation expense	—	2,250
Research and development expense	24,970	37,856

Total Operating Expenses	488,322	407,822

Operating Income (Loss)	(105,983)	(252,351)

Other Income (Expense):
Interest and other income	—	1,693
Interest expense	—	(42,919)
Impairment loss	—	(164,707)
Other expense	—	(34,853)

Total Other Income (Expense)	—	(240,786)

Income (Loss) Before Provision for Income Taxes	(105,983)	(493,137)

Provision for income taxes	—	4,710

Net Income (Loss)	$(105,983)	$(497,847)

Net Income (Loss) Per Basic and Diluted Share of Common Stock	$(0.0046)	$(0.02)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	23,083,083	20,865,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2005 and 2004

	Common Stock		Paid In	Current Years Comprehensive	Accumulated	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Compensation	Income (Loss)
Three months ended March 31, 2005:
Balance at December 31, 2004	23,083,368	$23,084	$10,874,100		$(9,976,832)	$—	$(16,479)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities				$54,118			54,118
Translation adjustment				(21,133)			(21,133)
Net loss				(105,983)	(105,983)
Total Comprehensive Income (Loss)				$(72,998)

Balance at March 31, 2005	23,083,368	$23,084	$10,874,100		$(10,082,815)	$—	$16,506
Three Months Ended March 31, 2004:
Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)
Amortization of unearned compensation						2,250
Other comprehensive income (loss), net of tax:
Impairment of marketable securities recognized				$164,707			164,707
Unrealized gain (loss) on marketable securities				14,212			14,212
Translation adjustment				(32,638)			(32,638)
Net loss				(497,847)	(497,847)
Total Comprehensive Income (Loss)	—	—	—	$(351,566)	—	—	—

Balance at March 31, 2004	20,865,670	$20,866	$9,405,488		$(9,841,147)	$(5,250)	$(67,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$(105,983)	$(497,847)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	23,425	68,210
Impairment loss	—	164,707
Changes in assets and liabilities:
Accounts receivable	494,000	(11,069)
Marketable securities	(54,118)	—
Deposits and other current assets	141,121	(56,751)
Inventories	(151,388)	11,610
Accounts payable and accrued expenses	(77,686)	(8,821)
Deferred revenue	(371,876)	503,126
Customer deposits	(500,000)	766,000

Net Cash Provided (Used) By Operating Activities	(602,505)	939,165

Cash Flows From Investing Activities:

Capital expenditures	(85,979)	(9,530)

Net Cash Used By Investing Activities	(85,979)	(9,530)

Cash Flows From Financing Activities:
Payments on notes payable - related entity	—	(40,000)

Net Cash Used By Financing Activities	—	(40,000)

Effect of exchange rate changes on cash and cash equivalents	27,871	(32,638)

Net Increase (Decrease) in Cash and Cash Equivalents	(660,613)	856,997

Cash and Cash Equivalents at Beginning of Year	938,822	155,714

Cash and Cash Equivalents at End of Period	$278,209	$1,012,711

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$10,000
Income taxes	—	4,710

Supplemental Disclosure of Noncash Investing and Financing Activities:
Unrealized gain on marketable securities	35,296	14,212
Investment impairment loss	—	164,707
Amortization of unearned compensation	—	2,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGPORT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2004 previously filed with the Securities and Exchange Commission.

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

•                  Continued expansion of the Company’s product into additional market sectors and geographic territories via the execution of additional long term sales and licensing agreements

•                  Pursuit of a short term marketing plan which includes:

•                  The recently reported hiring of a National Sales and Marketing Director with significant sales distribution experience in an effort to further stimulate sales activities

•                  Development of network of experienced regional distributors

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that “. .. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively.  The Company has not yet evaluated the impact of the adoption of SFAS No. 151 and has not determined the impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amended APB Opinion No. 29,  Accounting for Nonmonetary Transactions.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively.  The Company has not yet evaluated the impact of the adoption of SFAS No. 153 and has not determined the impact on the Company’s financial position or results of operations.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$(105,983)	$(497,847)
Less employee based stock compensation expense determined under fair value based methods for all awards, net of related tax effects	(108,700)	(27,800)
Pro forma net income (loss)	$(214,683)	$(525,647)
Net income (loss) per basic and diluted share of common stock:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.03)

The Company granted no stock options during the three months ended March 31, 2005 and 2,000,000 during the three month period ended March 31, 2004.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2005 and March 31, 2004, options and warrants to purchase 10,750,126 and  3,755,714  common shares respectively were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(105,983)	$(497,847)
Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	23,083,368	20,865,670
Dilutive securities	—	—
Weighted average common shares outstanding—diluted	23,083,368	20,865,670
Net income (loss) per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

4.              Note Payable

In March 2003, the Company entered into a note payable agreement with a related entity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of date of the agreement. The payment terms are that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company will pay $6,250, until a total of $250,000 has been paid. The agreement further stipulates that a non-performance penalty will be assessed in the event that the Company is unable to repay the note under the terms set forth above. The penalty is the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. The note is collateralized by all of the Company’s assets. Interest expense of $9,375 with respect to this note was recorded during the three months ended March 31, 2004.   This note was repaid in full during May 2004.

In October of 2003, the Company entered into an additional note payable agreement with the same related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company’s scanners for subsequent resale. The terms of the agreement are such that for each scanner sold, the Company will pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment. In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company’s restricted common stock at $0.60 per share for a period of up to five years from the date of issuance. The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which is being accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate. Interest expense of $32,544 with respect to this note was recorded during the three months ended March 31, 2004.  This note was repaid in the third quarter of 2004.

5.              Exclusive Distributor Rights and Purchase Agreement

On February 12, 2004, the Company signed a distribution agreement with U.S. Medical Systems, Inc, (“US MedSys”) to sell its Scanner through US MedSys’ distribution network. The contract provided for US MedSys to purchase 300 LDS units in the first year, 600 LDS units in year two, and 1,000 LDS units in year three.

An initial order, with a $500,000 deposit, was received in February 2004 for the first 100 Scanners. Delivery of such units commenced in August 2004.

The Company also received a payment of $525,000 in March 2004 from US MedSys to convert the above mentioned distribution agreement between the two companies for the Scanner into a three year exclusive arrangement in the wound care market. This amount was being recognized over the three year period of the contract and income of $153,124 was recorded for the year ended December 31, 2004.

On March 4, 2005, the Company terminated its distribution agreement with US MedSys to sell the Scanner through the US MedSys distribution network due to unresolved breeches of that agreement by US MedSys.

As of the termination date, the Company had accounts receivable from US MedSys of $550,000 for prior Scanner deliveries.  In addition, the Company held a deposit of $500,000 for existing purchase orders made by US MedSys.  As provided by the agreement, the Company as of the termination date offset the outstanding receivable with the deposit.  Consequently, as of March 31, 2005 the Company has a receivable of $50,000 from US MedSys. This amount has been fully reserved as of March 31, 2005.

During the First Quarter of 2005, as a consequence of the termination, the Company has recognized as other income the remaining deferred revenue associated with the sale of distribution rights of $371,876.

6.              Impairment Loss

All marketable securities are defined as trading securities or available-for-sale Securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the first quarter of 2004, management of the Company determined that the impairment of the investment in Seychelle Environmental Technologies, Inc. (“Seychelle”), initially purchased in 2000 for $200,000, was other-than-temporary. Therefore, the loss of $164,707, originally reflected as an unrecognized loss on investment within other comprehensive income, has been recognized in the statement of operations for the three months ended March 31, 2004.

ITEM 2                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues for the first quarter of 2005 were $382,339 compared to $155,471 for the first quarter of 2004. This increase is attributable to the recognition of deferred revenue associated with the sale of exclusive distribution rights to the Company’s product.  However, the Company did not have any sales of its Scanner devices during the first quarter of 2005 as opposed to $125,597 of such sales during the first quarter of 2004.

Total operating expenses for the first quarter of 2004 were $488,322 compared to $407,822 for the first quarter of 2003. This increase is primarily due to additional selling, general and administrative costs associated with the Company moving from its prior product development stage to the active distribution of its Scanner product.  Specifically, increases in wages and related payroll taxes and benefits of approximately $77,800 were incurred with the increase of employees from four (4)  to eight (8).  In addition, professional and consulting fees as well as outside services saw increases of approximately $75,000 in the three month period ended March 31, 2005 as opposed to the corresponding period in 2004.   Additionally, there were no cost of sales in the quarter ended March 31, 2005 and cost of sales totaled $102,503 in the corresponding period in 2004.

Interest expense was $42,919 for the three months ended March 31, 2004 and no interest expense was incurred in the three months ended March 31, 2005 as the Company no longer has any debt.

 The Company experienced a net loss of $105,983 for the first quarter of 2005 compared to a net loss of $497,847 for the first quarter of 2004. In addition to the items discussed above, the decrease in loss is primarily due to the absence in 2005 of an impairment loss of $164,707 which was reported in the first quarter of 2004.

Strategy to Achieve Profitable Operations

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

Our other distributors are small and newly formed organizations and have yet to deliver a consistent flow of Scanner orders.   Furthermore, in an attempt to satisfy US Medical Systems’ production requirements we increased our inventory substantially during the last quarter of 2004 and the first quarter of 2005.  We are not currently manufacturing any additional units.  Consequently, our cash balance declined substantially through March 31, 2005.  Cash flow will present significant challenges for us unless significant and consistent sales are achieved and/or new orders received with accompanying deposits.  We currently can provide no assurances in this regard.

As a result, the Company has adopted a short-term plan that includes:

•                  The recently reported hiring of a National Sales and Marketing Director with significant sales distribution experience in an effort to further stimulate sales activities

•                  Development of network of experienced regional distributors

•                  Attendance at national conferences focused on the woundcare, dermatological and aesthetics markets

•                  Pursuit of direct sales opportunities that do not conflict with existing distributors

•                  Entering into short term leases of the Scanner with new customers

In addition, the Company’s longer term plans include the following:

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

Liquidity and Capital Resources

As of March 31, 2005, we had $278,209 in cash and cash equivalents and no long-term debt.  Our working capital decreased from $652,243 at December 31, 2004 to $511,578 at March 31, 2005

However, during the three months ended March 31, 2005 we experienced a significant use of cash from operating activities of $602,505.  This is due to the net loss of $105,983 incurred in the period as well as the recognition of deferred revenue of $371,876 which had no impact on cash.

The Company’s current Scanner product was first approved for wide scale distribution in August 2004.  Consequently, pursuant to existing orders with its distributors, the Company began to build inventory which was largely completed as of March 31, 2005.  However, the termination of the distribution agreement in March 2005 with our largest distributor and the inability of that distributor to accept previously placed orders also contributed to this use of cash.   We fully expect that additional cash will be needed to operate the business in 2005.

During the first quarter of 2005, the Company utilized an additional $85,979  in cash for investing activities which was principally related to the transfer of inventory to fixed assets for use in leasing Scanners to customers as well as providing Scanners to research organizations in the pursuit of a number of clinical studies.

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

Commitments and contingencies.  In September 1997, Longport was notified of a Medicare Hearing Officer’s decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. Longport appealed the Hearing Officer’s decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. The Administrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases, ruled in favor of Longport on certain cases and ruled against Longport on other cases. Longport continues to be in the Appeals process. Longport is unable to predict the outcome of the Appeal. Longport has accrued $100,000 as a result of these proceedings based on its estimate of the cases ruled against it and applying the relationship across all of its Medicare billings prior to 1995. The $100,000 accrual is Longport’s best estimate of the potential liability based on all of the facts and circumstances presently known. There have been no new developments with respect to this situation during the three months ended March 31, 2005.

Accounting for income taxes.  Significant judgment by management is required in developing Longport’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2004 and March 31, 2005 based on management’s belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport’s historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport’s consolidated financial condition and results of operations.

Other Matters

After receiving FDA marketing clearance in June 1999, Longport has spent significant time and effort with respect to gaining   “peer acceptance” of the scanner

 Initial data from clinical studies from Yale University and other centers, indicate a positive impact on the management of pressure ulcers in an extended care facility. Management believes that the results of these studies may lead to a new standard for the prevention, monitoring, and treatment of pressure sores in both acute care and long-term care facilities.

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

Longport International LTD

Longport International, LTD (“International”), a wholly owned subsidiary, was formed in 1999 to be the marketing arm of the Company for business generated outside North America. International received delivery of the first scanner produced by our current manufacturer in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to ISO-9001 and ISO-13485 manufacturing quality standards, enables a CE mark to be placed on the Scanner for sales outside North America. International has, to date, concentrated on product development, the oversight of clinical studies regarding the use and effectiveness of the scanner, and the monitoring of product manufacturing.  However, given the Company’s recent operating results, International is now actively pursuing the creation of distribution agreements in Europe.

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

Exhibit 32.1—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 32.2—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)

Reports on Form 8-K: During the three months covered by this report, the Company filed the following reports on Form 8-K:

1.               On January 5, 2005 the Company filed a Form 8-K for Items 2, 8 and 9  wherein it announced preliminary sales results for the fourth quarter of 2004.

2.                                       On January 6, 2005 the Company filed a Form 8-K for Items 7 and 9 wherein it announced the placement by one of its distributors of a number of Scanner devices with an Ohio based customer.

3.                                       On January 24, 2005, the Company filed a Form 8-K for Items 7 and 9 wherein it announced its Medical Conference Schedule.

4.                                       On March 8, 2005, the Company filed a Form 8-K for Items 1, 7 and 9 wherein it announced the termination of its Distribution Agreement with US MedSys.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 18, 2005	Longport, Inc.
/s/ MICHAEL C. BOYD
Michael C. Boyd
Chief Executive Officer and Director

/s/ JACK N. BROWN
Jack N. Brown
Chief Financial Officer (Principal Accounting Officer)