Form 10QSB
period 2005-06-30
LONGPORT INC
filed 2005-08-15
CIK 919043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-75236

Longport, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	23-2715528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Braxton Way, Suite 111 Glen Mills, PA 19342
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

There were 23,083,368 shares of the Registrants common stock, $.001 par value outstanding on June 30, 2005.

LONGPORT, INC.

FORM 10-QSB

INDEX

Part I	Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II	Other Information and Signatures

Item 6. Exhibits

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

June 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$88,913
Accounts receivable:
Trade, net of allowance for doubtful accounts of $35,000	165,288
Inventories	961,973
Deposits and other current assets	72,920

Total Current Assets	1,289,094

Property and Equipment, at cost:
Medical equipment	109,124
Production equipment	34,065
Computer equipment	76,925
Office furniture and equipment	123,864
343,978
Less accumulated depreciation	(59,359)

Net Property and Equipment	284,619

Other Assets:
Deposits	11,437

Total Assets	$1,585,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

June 30, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable - Trade	$304,057
Accrued salaries and fees - Related Party	50,614
Accrued expenses	238,894
Customer deposits	350,000
Short term loans - Officer and Shareholders	160,000
Accrued Medicare obligation	100,000

Total Current Liabilities	1,203,565

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 1,000,000 shares authorized; none issued or outstanding	—
Common stock: $.001 par value, 50,000,000 shares authorized; 23,083,368 issued and outstanding	23,081
Paid in capital	10,913,300
Accumulated deficit	(10,531,366)
Accumulated other comprehensive loss	(23,430)

Total Stockholders’ Equity	381,585

Total Liabilities and Stockholders’ Equity	$1,585,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Revenues:
Scanner sales - new units	$179,017	$209,000	$179,017	$285,480
Scanner sales - used units	—	140,000	—	140,000
Scanner rentals	10,300	2,000	20,700	3,000
Other, principally sale of distribution rights	5,224	43,750	377,164	72,624

Total Revenues	194,541	394,750	576,881	501,104

Operating Expenses:
Cost of sales - new units	101,963	64,421	101,963	166,924
Cost of sales - used units	—	—	—	—
General and administrative	537,316	330,266	1,000,668	595,479
Stock compensation expense	—	2,250	—	4,500
Research and development expense	46,442	32,836	71,413	70,692

Total Operating Expenses	685,721	429,773	1,174,044	837,595

Operating Income (Loss)	(491,180)	(35,023)	(597,163)	(336,491)

Other Income (Expense):
Interest income	149		149	884
Gain on sale of marketable securities	26,379		26,379
Bad debt recovery	20,000		20,000
Interest expense	(3,899)	(98,456)	(3,899)	(141,375)
Impairment loss	—	—	—	(164,707)
Other expense	—	(809)	—	(34,853)

Total Other Income (Expense)	42,629	(99,265)	42,629	(340,051)

Income (Loss) Before Provision for Income Taxes	(448,551)	(134,288)	(554,534)	(676,542)

Provision for income taxes	—	328	—	5,038

Net Income (Loss)	$(448,551)	$(134,616)	$(554,534)	$(681,580)

Net Income (Loss) Per Basic and Diluted Share of Common Stock	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Basic and Diluted Common Shares Outstanding:	23,083,368	20,865,670	23,083,368	20,865,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2005 and 2004

							Accumulated
				Current Years			Other
	Common Stock		Paid In	Comprehensive	Accumulated	Unearned	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Compensation	Income (Loss)
Six months ended June 30, 2005:
Balance at December 31, 2004	23,083,368	$23,081	$10,874,100		$(9,976,832)	$—	$(16,479)
Issuance of stock options for consulting services			39,200
Other comprehensive income (loss), net of tax:
Recognition of unrealized gain (loss) on sale of securities				$(35,296)			(35,296)
Translation adjustment				28,345			28,345
Net loss				(554,534)	(554,534)
Total Comprehensive Income (Loss)				$(561,485)

Balance at June 30, 2005	23,083,368	$23,081	$10,913,300		$(10,531,366)	$—	$(23,430)

Six Months Ended June 30, 2004:
Balance at December 31, 2003	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)
Amortization of unearned compensation						4,500
Other comprehensive income (loss), net of tax:
Impairment of marketable securities recognized				$164,707			164,707
Unrealized gain (loss) on marketable securities				16,374			16,374
Translation adjustment				(25,804)			(25,804)
Net loss				(681,580)	(681,580)
Total Comprehensive Income (Loss)				$(526,303)

Balance at June 30, 2004	20,865,670	$20,866	$9,405,488		$(10,024,880)	$(3,000)	$(58,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$(554,534)	$(681,580)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	49,082	141,285
Impairment loss	—	164,707
Gain on sale of marketable securities	(26,379)	—
Stock options issued for consulting services	39,200
Changes in assets and liabilities:
Accounts receivable	334,712	(104,773)
Deposits and other current assets	137,370	(147,194)
Inventories	(182,130)	(177,372)
Accounts payable and accrued expenses	122,258	240,055
Deferred revenue	(371,876)	459,376
Customer deposits	(500,000)	646,000

Net Cash Provided (Used) By Operating Activities	(952,297)	540,504

Cash Flows From Investing Activities:
Proceeds from sale of marketable securites	61,672	—
Capital expenditures	(109,997)	(78,010)

Net Cash Provided (Used) By Investing Activities	(48,325)	(78,010)

Cash Flows From Financing Activities:
Proceeds from notes payable – Officers and shareholders	160,000	—
Payments on note payable – related entity	—	(165,000)

Net Cash Provided (Used) By Financing Activities	160,000	(165,000)

Effect of exchange rate changes on cash and cash equivalents	(9,287)	(25,804)

Net Increase (Decrease) in Cash and Cash Equivalents	(849,909)	271,690

Cash and Cash Equivalents at Beginning of Year	938,822	155,714

Cash and Cash Equivalents at End of Period	$88,913	$427,404

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$10,000
Income taxes	—	5,038

Supplemental Disclosure of Noncash Investing and Financing Activities:
Unrealized gain (loss) on marketable securities	(35,296)	16,374
Investment impairment loss	—	(164,707)
Amortization of unearned compensation	—	4,500
Warrants issued in connection with issuance of debt	2,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONGPORT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2004 previously filed with the Securities and Exchange Commission.

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

The Company’s continued existence is dependent upon its ability to generate cash from the sale of its products as well as to obtain equity capital.  Management has adopted an operating plan which includes the following:

•                  Obtaining additional equity capital through the sale of common and or preferred stock as well as through the potential exercise of outstanding common stock purchase warrants and options.

•                  Pursuit of a marketing plan which includes:

•                  Recently reported hiring of a National Sales and Marketing Director with significant sales distribution experience in an effort to further stimulate sales activities

•                  Development of nationwide independent distributor network

•                  Attendance at national conferences focused on the wound care, dermatology and aesthetic markets

•                  Pursuit of direct sales opportunities that do not conflict with existing distributors

•                  Entering into short term leases of the Scanner with new customers

•                  Efficient production and delivery of the Company’s product.

•                  Sponsorship of research studies with leading medical institutions that further substantiate the efficacy of the Company’s product and service.

•                  Pursuit of Government sponsored grants to facilitate product development and acceptance.

•                  Efforts to seek clarification of existing government and private insurance billing codes to facilitate proper billing of Ultrasound product.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), Share – Based Payment. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share – based payment transactions be recognized in financial statements.  That cost will be measured based upon the fair value of the equity or liability instruments issued. Statement 123 (R) covers a wide range of share – based compensation arrangements including share options, restricted share plans, performance – based awards, share appreciation rights, and employee share purchase plans.  Statement 123(R)  replaces FASB Statement No. 123, Accounting for Stock – Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123, as originally issued in 1995, established as preferable a fair – value – based method of accounting for share – based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair – value – based method been used.  Public entities that file as small business issuers will be required to apply Statement 123(R)  as of the first interim or annual reporting period that begins after December 15, 2005.  The Company has not yet completed its evaluation of the impact of the adoption of SFAS 123(R); however, the Company anticipates that it will have a negative impact on the Company’s financial position and results of operations.

2.              Stock-Based Compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS 123”. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(448,551)	($134,616)	($554,534)	$(681,580)
Less employee based stock compensation expense determined under fair value based methods for all awards, net of related tax effects	(108,662)	—	(217,324)	—
Pro forma net income (loss)	$(557,213)	($134,616)	(771,858)	$(681,550)
Net loss per basic and diluted share of common stock:
As reported	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.01)	$(0.03)	$(0.03)

The Company granted  200,000 stock options during the three and six months ended June 30, 2005 and 2,000,000 stock options during the six month period ended June 30, 2004.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2005 and 2004. For the three months and six months ended June 30, 2005 and June 30, 2004 respectively, options and warrants to purchase 10,950,126 and 5,755,714  common shares, respectively, were excluded from the calculation of diluted net income (loss) per share, as their effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(448,551)	$(134,616)	$(554,534)	$(681,580)
Weighted average common shares outstanding—basic and diluted	23,083,368	20,865,670	23,083,368	20,865,670
Net loss per common share - Basic and Diluted:	$(0.02)	$(0.01)	$(0.02)	$(0.03)

4.              Note Payable

In March 2003, the Company entered into a note payable agreement with a related entity. Under the terms of the agreement, the Company received $200,000 to be paid in full within sixteen months of date of the agreement. The payment terms were that for each of forty scanners sold over the sixteen-month period following the date of the agreement, the Company would pay $6,250, until a total of $250,000 had been paid. The agreement further stipulated that a non-performance penalty would be assessed in the event that the Company was unable to repay the note under the terms set forth above. The penalty was the issuance of 1,800,000 shares of restricted common stock of the Company to be received by the lender, in addition to full payment. In connection with the issuance of the debt, the Company issued 200,000 shares of its restricted common stock on the date of the agreement to the lender. The note was collateralized by all of the Company’s assets. Interest expense of $9,500 and $15,625 with respect to this note was recorded during the three and six months ended June 30, 2004 respectively.   This note was repaid in full during May 2004.

In October of 2003, the Company entered into an additional note payable agreement with the same related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company’s scanners for subsequent resale. The terms of the agreement were such that for each scanner sold, the Company would pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment. In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company’s restricted common stock at $0.60 per share for a period of up to five years from the date of issuance. The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which was accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate. Interest expense of $32,544 and $91,836 with respect to this note was recorded during the three and six months ended June 30, 2004 respectively.  This note was repaid in full during the third quarter of 2004.

In May 2005, the Company entered into a short-term note with one of its officers.  The amount borrowed, $60,000, together with interest computed at 6% per annum is due on September 30, 2005.  Interest expense of $300 was recorded during the three and six months ended June 30, 2005.

In June 2005, the Company entered into a short-term note with one of its shareholders.  The amount borrowed, $100,000, together with interest computed at 12% per annum is due on May 26, 2006.  As further consideration for this loan, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at $.40 per share.  This warrant expires on June 1, 2010.  There is no prepayment penalty in the event the Company pays the note prior to its date of maturity.  Furthermore, the amount of shares available to be purchased pursuant to the warrant will be reduced on a pro-rata basis in the event of any early payments.  The value of any warrants earned during the period has been treated as interest expense.  Total interest recorded during the three and six months ended June 30, 2005 is $3,599.

5.              Exclusive Distributor Rights and Purchase Agreement

On February 12, 2004, the Company signed a distribution agreement with U.S. Medical Systems, Inc. (“US MedSys”), to sell its Scanner through US MedSys’ distribution network. The contract provided for US MedSys to purchase 300 LDS units in the first year, 600 LDS units in year two, and 1,000 LDS units in year three.

An initial order, with a $500,000 deposit, was received in February 2004 for the first 100 Scanners. Delivery of such units commenced in August 2004.

The Company also received a payment of $525,000 in March 2004 from US MedSys to convert the above mentioned distribution agreement between the two companies for the Scanner into a three year exclusive arrangement in the wound care market. This amount was being recognized over the three year period of the contract and income of $21,875 and $65,625, respectively, was recorded during the three and six months ended June 30, 2004.

On March 4, 2005, the Company terminated its distribution agreement with US MedSys to sell the Scanner through the US MedSys distribution network due to unresolved breeches of that agreement by US MedSys.

As of the termination date, the Company had accounts receivable from US MedSys of $550,000 for prior Scanner deliveries.  In addition, the Company held a deposit of $500,000 for existing purchase orders made by US MedSys.  As provided by the agreement, the Company, as of the termination date, offset the outstanding receivable with the deposit.  Consequently, as of the date of termination the Company had a receivable of $50,000 from US MedSys which was fully reserved as of March 31, 2005.  As of June 30, 2005, the Company had a receivable of $30,000 which was fully reserved.

During the First Quarter of 2005, as a consequence of the termination, the Company has recognized, as other income, the remaining deferred revenue associated with the sale of distribution rights of $371,876.  There was no further activity with US MedSys during the second quarter of 2005 other than the collection of a portion ($20,000) of the outstanding receivable which has been reported as a bad debt recovery on the statement of operations for the three and six month periods ended June 30, 2005.

6.              Impairment Loss

All marketable securities are defined as trading securities or available-for-sale Securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the first quarter of 2004, management of the Company determined that the impairment of the investment in Seychelle Environmental Technologies, Inc. (“Seychelle”), initially purchased in 2000 for $200,000, was other-than-temporary. Therefore, the loss of $164,707, originally reflected as an unrecognized loss on investment within other comprehensive income, was recognized in the statement of operations for the six months ended June 30, 2004.

The Company sold its entire investment for $61,672 during the three months ended June 30, 2005 and incurred a net gain of $26,379.

ITEM 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2004

       Revenues for the second quarter of 2005 were $194,541 compared to $394,750 for the second quarter of 2004. This decrease was primarily the result of the absence of used scanner unit sales ($140,000) as well as revenue related to the sale of distribution rights ($43,750), both of which took place in 2004. Revenues from the sale of new units were $179,017 (7 units) in the second quarter of 2005 compared to $209,000 (12 units) for the second quarter of 2004.

       Total operating expenses for the second quarter of 2005 were $685,721 compared to $429,773 for the second quarter of 2004. This increase is primarily due to an increase in general and administrative costs ($207,050) associated with the increased activities being conducted by the Company as it moves from its product development stage to the active distribution of its scanner product.

Specifically, the Company incurred additional compensation and related payroll tax and employee benefit costs as it moved from four(4) to eight (8) employees. Additional marketing and travel costs were also incurred as the Company attended trade shows, met with research institutions, potential distributors and direct customers in pursuit of its operating plan. In addition, second quarter general and administrative expenses include approximately $40,000 in legal costs attributable to a settlement of litigation with a former officer.

       Interest expense for the second quarter of 2005 was $3,899 as compared to $98,456 for the second quarter of 2004. This decrease was attributable to a decrease in the amount of outstanding short term indebtedness owed by the Company in addition to a reduction in the effective interest rate.

       The Company experienced a net loss of $448,551 for the second quarter of 2005 compared to a net loss of $134,616 for the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2004

       Revenues for the six months ended June 30, 2005 were $576,881 compared to $501,104 for the six months ended June 30, 2004. This increase was primarily due to revenue related to the sale of distribution rights ($304,540) offset by a decrease in the revenue from scanner sales ($246,463). Revenues from the sale of new units were $179,017 (7 units) for the six months ended June 30, 2005 compared to $285,480 (16 units) for the six months ended June 30, 2004.

       Total operating expenses increased to $1,174,044 for the six months ended June 30, 2005 from $837,595 for the six months ended June 30, 2004. This increase is primarily due to an increase in general and administrative costs ($405,189) required by the expansion of the Company as it moves from its product development stage to the active distribution of its Scanner product. Specifically, the Company incurred additional compensation and related payroll tax and employee benefit costs as it moved from four(4) to eight(8) employees. Additional marketing and travel costs were also incurred in pursuit of the Company’s marketing plan including trade show attendance, meetings with research institutions existing and potential distributors, and direct customers.

       The Company had a net loss of $554,534 for the six months ended June 30, 2005 compared to a net loss of $681,580 for the six months ended June 30, 2004.  Despite the variances in both revenue and costs discussed above, the principal difference in this loss is the presence in 2004 of an impairment loss of $164,707 which was reported in the first quarter of 2004.

Strategy to Achieve Profitable Operations

 In March 2005 we terminated our distribution agreement with U.S. Medical Systems for a variety of contractual breeches.  U.S. Medical Systems was the Company’s largest distributor and had an exclusive distributorship in the woundcare marketplace.  This agreement called for, among many provisions, the production and delivery of a minimum of 25 Scanners per month (revenue of $550,000 per month) through July 2005 and subsequent to that date, 50 Scanners per month (revenue of $1,100,000 per month) through July 2006.  We recognized net revenue of $1,600,000 from sales to this distributor in 2004, all of which occurred in the five months ended December 31, 2004.  The loss of this customer has had a significant adverse impact on both our revenue and cash flow.  Unless this customer is replaced, sales in 2005 will be substantially less than 2004 sales.

At the time of the termination of the U.S. Medical Systems contract, our other distributors were small and newly formed organizations and to date have yet to deliver a consistent flow of Scanner orders.   Furthermore, in an attempt to satisfy US Medical Systems’ production requirements we increased our inventory substantially during the last quarter of 2004 and the first quarter of 2005.  We are not currently manufacturing any additional units.  Consequently, our cash balance declined substantially through June 30, 2005.  Cash flow will present significant challenges for us unless significant and consistent sales are achieved and/or new orders received with (where appropriate) accompanying deposits.  We currently can provide no assurances in this regard.

As a result, the Company has adopted an operating plan that includes:

•                  Obtaining additional equity capital through the sale of common and or preferred stock as well as through the potential exercise of outstanding common stock purchase warrants and options.

•                  Pursuit of a marketing plan which includes:

•                  Recently reported hiring of a National Sales and Marketing Director with significant sales distribution experience in an effort to further stimulate sales activities

•                  Development of nationwide independent distributor network

•                  Attendance at national conferences focused on the wound care, dermatology and aesthetic markets

•                  Pursuit of direct sales opportunities that do not conflict with existing distributors

•                  Entering into short term leases of the Scanner with new customers

•                  Sponsorship of research studies with leading medical institutions that further substantiate the efficacy of the Company’s product and service.

•                  Pursuit of Government sponsored grants to facilitate product development and acceptance.

•                  Efficient production and delivery of the Company’s product.

•                  Efforts to seek clarification of existing government and private insurance billing codes to facilitate proper billing of Ultrasound product.

•                  Further development of the Company’s technology resulting in additional marketable products and services.

If we are unable to increase our revenue and cash flow in the near future we may be required to significantly limit our operations, while seeking additional debt or equity financing.

Liquidity and Capital Resources

As of June 30, 2005, we had $88,913 in cash and cash equivalents, $160,000 in short-term loans and no long-term debt.  Our working capital decreased from $652,243 at December 31, 2004 to $85,529 at June 30, 2005

However, during the six months ended June 30, 2005 we experienced a significant use of cash from operating activities of $952,295.  This is principally due to the net loss of $554,534 incurred in the period as well as the recognition of deferred revenue of $371,876 which had no impact on cash.  During the six months ended June 30, 2005, the Company utilized an additional $48,325  in cash for investing activities which was principally related to the production of Scanner units for use in leasing and research activities ($109,997) offset in part by proceeds from the disposition of marketable securities which provided $61,672. During the six months ended June 30, 2005, the Company generated $160,000 from financing activities as a result of two short term loans secured from existing shareholders.

The Company’s current Scanner product was first approved for wide scale distribution in July 2004.  Consequently, pursuant to existing orders with its distributors, the Company began to build inventory which was largely completed as of March 31, 2005.  However, the termination of the distribution agreement in March 2005 with our largest distributor and the inability of that distributor to accept previously placed orders also contributed significantly to this use of cash.   We fully expect that additional cash will be needed to operate the business in 2005.

Critical Accounting Policies and Estimates

       Longport’s consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles and rules prescribed by the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

       Asset impairment. All long-lived assets, including goodwill and other intangible assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable judgment by management is necessary to estimate discounted future cash flows. Assumptions used in these cash flows are consistent with internal forecasts.  The Company recorded an impairment loss of $164,707 in the six months ended June 30, 2004 with respect to an investment made by the Company in 2000.

       Commitments and contingencies. In September 1997, Longport was notified of a Medicare Hearing Officer’s decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. Longport appealed the Hearing Officer’s decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. TheAdministrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases,ruled in favor of Longport on certain cases and ruled against Longport on other cases. Longport continues to be in the Appeals process. Longport is unable to predict the outcome of the Appeal. Longport has accrued $100,000 as a result of these proceedings based on its estimate of the cases ruled against it and applying the relationship across all of its Medicare billings prior to 1995. The $100,000 accrual is Longport’s best estimate of the potential liability based on all of the facts and circumstances presently known. There have been no new developments with respect to this situation during the six months ended June 30, 2005.

       Accounting for income taxes. Significant judgment by management is required in developing Longport’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2004 and June 30, 2005 based on management’s belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport’s historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport’s consolidated financial condition and results of operations.

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

       Also, institutions may be able to use the documentation produced by the scanner to reduce their potential liability to pressure sore focused litigation. Longport continues to support research at major health centers. These studies include scanner applications in dermatology, burn management, muscle/skeletal disorders and women’s health as well as wound prevention and assessment. It also continues to seek other top opinion leaders in specific specialties to further “roll out” its technology in various fields of medicine.

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

       Since July 2004 Longport has employed considerable effort on enhancing its production capability and establishing distribution channels for the scanner. The Company has re-packaged the scanner to a more scaleable design that is less dependent upon the specialist capabilities of any one manufacturer. These design changes have allowed the Company to employ a greater range of manufacturing sub-contractors although the Company is currently still dependent upon a single sub-contractor for quality testing the final product prior to shipment. The Company does not have a long-term agreement with any supplier but uses purchase orders to obtain Scanners at least four months prior to our needs. Our suppliers currently have the ability to produce 50 Scanners per month and have capability to double this capacity given three months notice. The Company is continually evaluating its manufacturing capabilities and is considering adding additional manufacturing sources as product demand requires.

Longport International LTD

       Longport International, LTD (“International”), a wholly owned subsidiary, was formed in 1999 to be the marketing arm of the Company for business generated outside North America. International received delivery of the first scanner produced by our current manufacturer in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to ISO-9001 and ISO-13485 manufacturing quality standards, enables a CE mark to be placed on the Scanner for sales outside North America. International has, to date, concentrated on product development, the oversight of clinical studies regarding the use and effectiveness of the scanner, and the monitoring of product manufacturing.  During the second quarter International recorded its first third party sale ($35,000) ie the UK National Health Service and is looking to expand its proactive sales activities through the remainder of 2005.

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

       None

Item 3.    Defaults upon senior securities

       None

Item 4.    Submission of matters to a vote of security holders

       At our Annual Meeting of Stockholders held on June 30, 2005, two matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.     Proposal to elect five (5) directors, each to serve until the 2006 Annual Meeting of Stockholders and until their successor is elected and qualified or until their earlier resignation or removal:

	Final Voting Summary
	For	Against	Abstain
Dr. Michie Proctor	19,787,005	957,292	—
Michael C. Boyd	19,787,005	957,292	—
Paul D. Wilson	19,929,335	814,962	—
Dr. Paul R. Quintavalle, DPM	19,866,595	877,702	—
Brian W. Clymer	19,856,595	887,702	—

2.     Proposal to increase the Company’s authorized shares of common stock reserved for issuance pursuant to its 1999 Stock Option Plan from 3 million shares to 6 million shares:

FOR	AGAINST	ABSTAIN
8,022,849	1,134,922	22,500

Item 5.    Other Information

       None

Item 6.    Exhibits

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

Date:	August 15, 2005	Longport, Inc.

/s/ Michael C. Boyd
Michael C. Boyd
Chief Executive Officer and Director

/s/ Jack N. Brown
Jack N. Brown
Chief Financial Officer
(Principal Accounting Officer)