Form 10QSB
period 2005-09-30
LONGPORT INC
filed 2005-11-23
CIK 919043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 23,083,368 shares of the Registrants common stock, $.001 par value outstanding on September 30, 2005.

LONGPORT, INC.

FORM 10-QSB

INDEX

Part I Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2005

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II Other Information and Signatures

Item 6. Exhibits

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

September 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$72,531
Accounts receivable:
Trade, net of allowance for doubtful accounts of $27,000	11,758
Inventories	984,771
Stock subscriptions receivable	874,433
Deposits and other current assets	37,789

Total Current Assets	1,981,282

Property and Equipment, at cost:
Medical equipment	109,124
Production equipment	220,135
Computer equipment	76,533
Office furniture and equipment	123,859
529,651
Less accumulated depreciation	271,358

Net Property and Equipment	258,293

Other Assets:
Deposits	11,437

Total Assets	$2,251,012

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable - Trade	$333,268
Accrued salaries and fees - Related Party	49,000
Accrued expenses	251,423
Customer deposits	350,000
Short term loans - Officer and Stockholders	169,915
Accrued Medicare obligation	100,000

Total Current Liabilities	1,253,606

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock: $.001 par value, 1,000,000 shares authorized 552,145 issued and outstanding	552
Common stock: $.001 par value, 50,000,000 shares authorized 23,083,368 issued and outstanding	23,084
Paid in capital	11,999,597
Accumulated deficit	(10,969,281)
Accumulated other comprehensive loss	(56,546)

Total Stockholders’ Equity	997,406

Total Liabilities and Stockholders’ Equity	$2,251,012

The accompanying notes are an integral part of these consolidated financial statements.

Longport, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Revenues:
Scanner sales - new units	$—	$1,322,500	$179,017	$1,607,980
Scanner sales - used units	—	—	—	140,000
Scanner rentals	17,162	5,000	37,862	8,000
Other, principally sale of distribution rights	7,637	44,255	384,802	116,879

Total Revenues	24,799	1,371,755	601,681	1,872,859

Operating Expenses:
Cost of sales - new units	—	481,213	101,963	648,137
Cost of sales - used units	—	—	—	—
General and administrative	381,945	430,662	1,382,613	1,026,141
Stock compensation expense	—	2,250	—	6,750
Research and development expense	76,758	80,279	148,171	150,971

Total Operating Expenses	458,703	994,404	1,632,747	1,831,999

Operating Income (Loss)	(433,904)	377,351	(1,031,066)	40,860

Other Income (Expense):
Interest income	40	(389)	187	495
Gain on sale of marketable securities	—	—	26,379	—
Bad debt recovery	10,000	—	30,000	—
Interest expense	(14,050)	(12,641)	(17,949)	(154,016)
Impairment loss	—	—	—	(164,707)
Other expense	—	—	—	(34,853)

Total Other Income (Expense)	(4,010)	(13,030)	38,617	(353,081)

Income (Loss) Before Provision for Income Taxes	(437,914)	364,321	(992,449)	(312,221)

Provision for income taxes	—	155	—	5,193

Net Income (Loss)	$(437,914)	$364,166	$(992,449)	$(317,414)

Net Income (Loss) Per Share of Common Stock:
Basic	$(0.02)	$0.02	$(0.04)	$(0.01)
Diluted	$(0.02)	$0.01	$(0.04)	$(0.01)

Weighted Average Number of Basic and Diluted Common Shares Outstanding:
Basic	23,083,368	22,193,679	23,083,368	21,313,204
Diluted	23,083,368	27,065,965	23,083,368	21,313,204

The accompanying notes are an integral part of these consolidated financial statements.

Longport, Inc. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2005 and 2004

									Accumulated
						Current Years			Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Unearned	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Compensation	Income (Loss)
Nine months ended September 30, 2005:
Balance at December 31, 2004			23,083,368	$23,084	$10,874,100		$(9,976,832)	$—	$(16,479)
Options for services					39,200
Sale of preferred stock	552,145	$552			1,086,297
Other comprehensive income (loss), net of tax:
Recognition of unrealized (gain) loss on sale of securities						$(35,296)			(35,296)
Translation adjustment						(4,771)			(4,771)
Net loss						(992,449)	(992,449)
Total Comprehensive Income (Loss)						$(1,032,516)

Balance at September 30, 2005	552,145	$552	23,083,368	$23,084	$11,999,597		$(10,969,281)	$—	$(56,546)
Nine Months Ended September 30, 2004:
Balance at December 31, 2003	—	—	20,865,670	$20,866	$9,405,488		$(9,343,300)	$(7,500)	$(213,883)
Issuance of common stock upon exercise of stock options			100,000	100	39,900
Repurchase of common stock			(32,520)	(33)	(39,967)
Sale of common stock			1,814,706	1,814	1,498,185

Amortization of unearned compensation							6,750
Other comprehensive income (loss), net of tax:
Impairment of marketable securities recognized						$164,707			164,707
Unrealized gain (loss) on marketable securities						(9,504)			(9,504)
Translation adjustment						(26,839)			(26,839)
Net loss						(317,414)	(317,414)
Total Comprehensive Income (Loss)						$(189,050)

Balance at September 30, 2004	—	—	22,747,856	$22,747	$10,903,606		$(9,660,714)	$(750)	$(85,519

The accompanying notes are an integral part of these consolidated financial statements.

Longport, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$(992,449)	$(317,414)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	75,182	99,046
Impairment loss	—	164,707
Options issued for consulting services	39,200	—
Gain on sale of marketable securities	(26,379)	—
Changes in assets and liabilities:
Accounts receivable- Trade	488,242	(699,485)
Deposits and other current assets	172,501	(146,929)
Inventories	(204,928)	(262,438)
Accounts payable and accrued expenses	162,384	161,585
Deferred revenue	(371,876)	415,626
Customer deposits	(500,000)	706,000

Net Cash Provided (Used) By Operating Activities	(1,158,123)	120,698

Cash Flows From Investing Activities:
Proceeds from sale of marketable securites	61,672	—
Capital expenditures	(111,648)	(119,375)

Net Cash Provided (Used) By Investing Activities	(49,976)	(119,375)

Cash Flows From Financing Activities:
Proceeds from Issuance of preferred stock less subscription receivable	212,416	—
Proceeds from Issuance of common stock	—	1,500,000
Proceeds from notes payable - officers and stockholders	229,915	—
Payments on notes payable - related entity	—	(307,607)

Net Cash Provided (Used) By Financing Activities	442,331	1,192,393

Effect of exchange rate changes on cash and cash equivalents	(100,523)	(27,227)

Net Increase (Decrease) in Cash and Cash Equivalents	(866,291)	1,166,489

Cash and Cash Equivalents at Beginning of Period	938,822	155,714

Cash and Cash Equivalents at End of Period	$72,531	$1,322,203

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$154,016
Income taxes	—	5,193
Supplemental Disclosure of Noncash Investing and Financing Activities:
Unrealized gain (loss) on marketable securities	(35,296)	(9,504)
Investment impairment loss	—	(164,707)
Amortization of unearned compensation	—	6,750
Warrants issued in connection with issuance of debt	7,750	—
Preferred stock and warrants issued in exchange for cancellation of debt	60,000	—

The accompanying notes are an integral part of these consolidated financial statements.

LONGPORT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The disclosures presented are sufficient, in management’s opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2004 previously filed with the Securities and Exchange Commission.

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

•                  Pursuit of a marketing plan which includes:

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), Share – Based Payment. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share – based payment transactions be recognized in financial statements.  That cost will be measured based upon the fair value of the equity or liability instruments issued. Statement 123 (R) covers a wide range of share – based compensation arrangements including share options, restricted share plans, performance – based awards, share appreciation rights, and employee share purchase plans.  Statement 123(R)  replaces FASB Statement No. 123, Accounting for Stock – Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123, as originally issued in 1995, established as preferable a fair – value – based method of accounting for share – based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair – value – based method been used.  Public entities that file as small business issuers will be required to apply Statement 123(R)  as of the first interim or annual reporting period that begins after December 15, 2005.  The Company has not yet completed its evaluation of the impact of the adoption of SFAS 123(R). However, the Company anticipates that it will have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(437,914)	$364,166	$(992,449)	$(317,414)

Less employee based stock compensation expense determined under fair value based methods for all awards, net of related tax effects	(125,262)	(53,146)	(342,587)	(53,146)

Pro forma net income (loss)	$(563,176)	$311,020	$(1,335,036)	$(370,560)

Net income (loss) per basic share of common stock:

As reported	$(0.02)	$0.02	$(0.04)	$(0.01)

Pro forma	$(0.02)	$0.01	$(0.06)	$(0.02)

Net income (loss) per diluted share of common stock:

As reported	$(0.02)	$0.01	$(0.04)	$(0.01)

Pro forma	$(0.02)	$0.01	$(0.06)	$(0.02)

The Company granted stock options of 652,500 during the nine months ended September 30, 2005 and 2,535,000 stock options were granted during the nine month period ended September 30, 2004.

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

The schedule below summarizes the elements included in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2005 and 2004.  For the three months and nine months ended September 30, 2005, convertible preferred stock, options and warrants to purchase approximately 19,830,000 common shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been antidilutive.  For the three and nine months ended September 30, 2004, options and warrants to purchase approximately 4,850,000 and 9,720,000 common shares, respectively, were excluded from the calculation of diluted net income (loss) per share as their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(437,914)	$364,166	$(992,449)	$(317,414)
Weighted average common shares outstanding:
Basic	23,083,368	22,193,679	23,083,368	21,313,204
Diluted	23,083,368	27,065,965	23,083,368	21,313,204
Net income (loss) per common shares:
Basic	$(0.02)	$0.02	$(0.04)	$(0.01)
Diluted	$(0.02)	$0.01	$(0.04)	$(0.01)

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

In October of 2003, the Company entered into an additional note payable agreement with the same related entity whereby the Company received $240,000 explicitly for the production of twenty of the Company’s scanners for subsequent resale. The terms of the agreement were such that for each scanner sold, the Company would pay $12,000 plus 50% of the difference between the per-unit sales price and $12,000, the latter representing an interest payment. In connection with the issuance of the debt, the Company issued 1,000,000 warrants for the purchase of an equal number of shares of the Company’s restricted common stock at $0.60 per share for a period of up to five years from the date of issuance. The Company determined the fair value of the warrants and the debt independently and recorded a discount on the note payable, which was accreted to the value of the debt based on each scanner sold, which approximates the effective interest rate. Interest expense of $11,750 and $103,586 with respect to this note was recorded during the three and nine months ended September 30, 2004 respectively. This note was repaid in full during the third quarter of 2004.

In May 2005, the Company entered into a short-term note with one of its officers. The amount borrowed, $60,000, together with interest computed at 6% per annum was due on September 30, 2005. Interest expense of $900 and $1,200 was recorded during the three and nine months ended September 30, 2005 respectively. This note was forgiven by the holder in connection with the sale of preferred stock and warrants more fully explained at Note 7.

In June 2005, the Company entered into a short-term note with one of its shareholders. The amount borrowed, $100,000, together with interest computed at 12% per annum is due on May 26, 2006. As further consideration for this loan, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at $.40 per share. This warrant expires on June 1, 2010. There is no prepayment penalty in the event the Company pays the note prior to its date of maturity. Furthermore, the amount of shares available to be purchased pursuant to the warrant will be reduced on a pro-rata basis in the event of any early payments. The value of any warrants earned during the period has been treated as interest expense. Total interest recorded during the three and nine months ended September 30, 2005 is $11,750 and $15,349 respectively. This note and related accrued interest was forgiven in exchange for preferred stock and warrants and is more fully explained in Note 8, Subsequent Events.

During the three months ended September 30, 2005, one of the Company’s officers advanced the Company $69,915 which was repaid with interest at 6% in October 2005.

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

The Company also received a payment of $525,000 in March 2004 from US MedSys to convert the above mentioned distribution agreement between the two companies for the Scanner into a three year exclusive arrangement in the wound care market. This amount was being recognized over the three year period of the contract and income of $43,750 and $109,375, respectively, was recorded during the three and nine months ended September 30, 2004.

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

During the First Quarter of 2005, as a consequence of the termination, the Company has recognized, as other income, the remaining deferred revenue associated with the sale of distribution rights of $371,876. During the second quarter of 2005, the Company collected a portion ($20,000) of the outstanding receivable.  There was no further activity with US MedSys during the third quarter other than the collection of a portion ($10,000) of the outstanding receivable which has been reported as a bad debt recovery on the statement of operations. As of September 30, 2005, the Company had a receivable of $20,000 which was fully reserved.

6.              Impairment Loss

All marketable securities are defined as trading securities or available-for-sale Securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the first quarter of 2004, management of the Company determined that the impairment of the investment in Seychelle Environmental Technologies, Inc. (“Seychelle”), initially purchased in 2000 for $200,000, was other-than-temporary. Therefore, the loss of $164,707, originally reflected as an unrecognized loss on investment within other comprehensive income, was recognized in the statement of operations for the nine months ended September 30, 2004.

The Company sold its entire investment for $61,672 during the nine months ended September 30, 2005 and incurred a net gain of $26,379.

7.              Sale of Preferred stock and warrants

In connection with a private placement of our securities on September 30, 2005, the Company issued 552,145 shares of Series A Convertible Preferred Stock and 552,145 Class E Warrants (together “units”) for $2.30 per unit. In addition, the Company accepted Class A, B and C Warrants (issued in July 2004 valued at approximately $183,000) as partial payment for these units. Each of these preferred shares may be converted (at the holders option) into 10 shares of the Company’s common stock. The Company has the right to call for the mandatory conversion of the preferred shares upon the required registration of the underlying common stock. In addition, 552,145 Class E warrants were issued along with the Preferred Stock. The holder of each Class E warrant may purchase ten shares of the Company’s common stock for $.2875 per share. These warrants expire in September 2010. The Company does not possess the right to call for the conversion of Preferred Stock or the exercise of common stock warrants for shareholders who would own greater than 4.95% of the Company’s common stock if such conversion or exercise were enacted.

An officer and shareholder forgave his note receivable of $60,000 in exchange for 26,087 units as of September 30, 2005.

Any net proceeds from the transaction ($874,433) not yet received by the Company from its escrow agent on September 30, 2005 have been reflected as a Stock Subscription Receivable on the Balance Sheet and were collected as of November 14, 2005.

8.              Subsequent Event

On October 27, 2005, the shareholder holding a 12% note receivable from the Company in the amount of $100,000 forgave that note along with accrued interest of $4,500 and surrendered 260,000 warrants (expiring in December 2008 to purchase Company common stock for $.60 per share) in exchange for 623,913 shares of Common Stock and 62,391 Class E warrants. In accordance with the terms of the Note, the Company will issue warrants entitling the shareholder to purchase 37,500 common shares at $.40 per share, such warrants expiring in June 2010.

ITEM 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the third quarter of 2005 were $24,799 compared to $1,371,755 for the third quarter of 2004. This decrease was primarily the result of the absence of scanner sales as a consequence of the termination of our distribution contract with US MedSystems, Inc. which was terminated in March 2005.

Total operating expenses for the third quarter of 2005 were $458,703 compared to $994,404 for the third quarter of 2004. This decrease is primarily due to the cost of sales incurred in the third quarter of 2004 of $481,213.

Interest expense for the third quarter of 2005 was $14,050 as compared to $12,641 for the third quarter of 2004.

The Company experienced a net loss of $437,914 in the third quarter of 2005 compared to net income of $364,166 for the third quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue for the nine months ended September 30, 2005 were $601,681 compared to $1,872,859 for the nine months ended September 30, 2004. This decrease was primarily due to the absence of scanner sales as a consequence of the termination of our distribution agreement with US MedSystems in March 2005. Prior to that date, US MedSystems had been the Company’s largest distributor, having purchased in excess of 75 systems for approximately $1,650,000.

Total operating expenses for the nine months ended September 30, 2005 were $1,632,747 representing a decrease of $199,252 from the $1,831,999 incurred for the nine months ended September 30, 2004. This decrease is primarily due to a reduction in cost of sales ($546,174) on a smaller revenue base offset by an increase in general and administrative costs ($356,472) associated with the expansion of the Company as it moved out of its product development phase.

The Company had a net loss of $992,449 for the nine months ended September 30, 2005 compared to a net loss of $317,414 for the nine months ended September 30, 2004.

Strategy to Achieve Profitable Operations

 As stated previously, in March 2005 we terminated our distribution agreement with U.S. Medical Systems for a variety of contractual breeches.  U.S. Medical was the Company’s largest distributor and had an exclusive distributorship in the woundcare marketplace.  This agreement called for, among many provisions, the production and delivery of a minimum of 25 Scanners per month (revenue of $550,000 per month) through July 2005 and subsequent to that date, 50 Scanners per month (revenue of $1,100,000 per month) through July 2006.  We recognized net revenue of $1,600,000 from sales to this distributor in 2004, all of which occurred in the five months ended December 31, 2004.  The loss of this customer has had a significant adverse impact on both our revenue and cash flow.  We are in the process of replacing this distributor, however; sales in 2005 will be substantially less than 2004 sales.

At the time of the termination, our other distributors were small and newly formed organizations and to date have yet to deliver a consistent flow of Scanner orders.   Furthermore, in an attempt to satisfy US Medical Systems’ production requirements, we increased our inventory substantially during the last quarter of 2004 and the first quarter of 2005. We are not currently manufacturing any additional units.  Consequently, our cash balance declined substantially through September 30, 2005.  Cash flow will present significant challenges for us unless significant and consistent sales are achieved and/or new orders received with (where appropriate) accompanying deposits.  We currently can provide no assurances in this regard.

As a result, the Company has adopted an operating plan that includes:

•                  Obtaining additional equity capital through the sale of common and or preferred stock as well as through the potential exercise of outstanding common stock purchase warrants and options.

•                  Pursuit of a marketing plan which includes:

•                  The hiring of a National Sales and Marketing Director with significant sales distribution experience in an effort to further stimulate sales activities

•                  Development of a nationwide independent distributor network

•                  Attendance at national conferences focused on the woundcare, dermatological and aesthetics markets

•                  Pursuit of direct sales opportunities that do not conflict with existing distributors

•                  Entering into short term leases of the Scanner with new customers

•                  Efficient production and delivery of the Company’s product pursuant to sales orders.

•                  Sponsorship of research studies that further substantiate the efficacy of the Company’s product and service.

•                  Pursuit of government sponsored grants to facilitate product development and acceptance

•                  Efforts to seek clarification of existing government and private insurance billing codes to facilitate proper billing of our ultrasound product

•                  Further development of the Company’s technology resulting in additional marketable products and services.

During the three months ended September 30, 2005 we did not sell any Scanners which adversely impacted both our financial position and operating results.  However, in pursuit of the above-described operating plan we have achieved some results that we believe will yield benefits as we move forward:

•      We obtained additional equity capital of approximately $1,185,000 on September 30, 2005 and in October 2005 (See Financial Statement Footnotes 7 and 8 for additional details).

•      We have publicly announced, in June 2005, the appointment of two new distributors and continue to have discussions with a number of other potential distributors

•      We have initiated three new short term rental agreements

•      We have submitted a grant request to the UK government to further our research and development efforts

•      We have engaged a specialized consulting group to assist us in the pursuit of billing and reimbursement clarification for our Scanner

•      We have attended and continue to attend those National and regional conferences where our direct users participate

•      In August we finalized our development of a Scanner probe which facilitates our entry into the dermatology and aesthetic markets.

Liquidity and Capital Resources

As of September 30, 2005 the Company had $72,531 in cash and cash equivalents, $727,676 in working capital, short term debt (due to officers and directors) of $169,915 and no long term debt.

Cash flows from operations utilized $1,158,123 primarily as a result of the Company’s operating loss of $992,449. Investing activities used $49,976 of cash for capital expenditures (principally scanners used for rental purposes) offset by the proceeds from the sale of marketable securities of $61,672. Financing activities completed during the nine months ended September 30, 2005 generated $229,915 of cash in net proceeds from the issuance of notes payable to a related parties. On September 30, 2005, the Company issued preferred stock and warrants to eleven (11) investors generating approximately $1,100,000 (including the forgiveness of $60,000 in debt). As of September 30, 2005 the Company had stock subscriptions receivable of $874,433 which were subsequently collected. An additional $100,000 in a note payable to a related party was forgiven in exchange for preferred stock and warrants in October 2005.

However, if we are unable to increase our revenue and related cash flow in the near future we may be required to significantly limit our operations, while seeking additional debt or equity financing.

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

Asset impairment. All long-lived assets, including goodwill and other intangible assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable judgment by management is necessary to estimate discounted future cash flows. Assumptions used in these cash flows are consistent with internal forecasts. The Company recorded an impairment loss of $164,707 in the nine months ended September 30, 2004 with respect to an investment made by the Company in 2000.

Commitments and contingencies. In September 1997, Longport was notified of a Medicare Hearing Officer’s decision that Longport is liable for repayment of Medicare Benefit Overpayments of $269,120. The overpayments are from calendar years 1994 and 1995. Longport appealed the Hearing Officer’s decision. The Appeal was heard by an Administrative Law Judge on January 5, 1999 and again on November 2, 1999. TheAdministrative Law Judge reviewed approximately forty out of approximately 410 cases. The Administrative Law Judge dismissed some cases,ruled in favor of Longport on certain cases and ruled against Longport on other cases. Longport continues to be in the Appeals process. Longport is unable to predict the outcome of the Appeal. Longport has accrued $100,000 as a result of these proceedings based on its estimate of the cases ruled against it and applying the relationship across all of its Medicare billings prior to 1995. The $100,000 accrual is Longport’s best estimate of the potential liability based on all of the facts and circumstances presently known. There have been no new developments with respect to this situation during the nine months ended September 30, 2005.

Accounting for income taxes. Significant judgment by management is required in developing Longport’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Longport has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2004 and September 30, 2005 based on management’s belief that operating income will not, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if Longport’s historical trend of operating losses changes, Longport may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on Longport’s consolidated financial condition and results of operations.

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

Longport International LTD

Longport International, LTD (“International”), a wholly owned subsidiary, was formed in 1999 to be the marketing arm of the Company for business generated outside North America. International received delivery of the first scanner produced by our current manufacturer in August 2000. These Scanners comply with the European Medical Devices Directorate for high-resolution ultrasound imaging technology. This compliance, together with adherence to ISO-9001 and ISO-13485 manufacturing quality standards, enables a CE mark to be placed on the Scanner for sales outside North America. International has, to date, concentrated on product development, the oversight of clinical studies regarding the use and effectiveness of the scanner, and the monitoring of product manufacturing. International recorded its first third party sale ($35,000) during the second quarter of 2005 as well as three new short term rental transactions during the third quarter of 2005.

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

Part II    Other Information

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

The Company issued 552,145 shares of Series A convertible Preferred Stock and 552,145 Class E Warrants (together “units”) for $2.30 per unit to eleven (11) investors on September 30, 2005.  Each of these shares of Preferred Stock may be converted into ten (10) shares of common stock.  Each of the Class E Warrants entitle the holder to purchase ten shares of common stock for $.2875 per share.

Additional information with respect to the transaction may be found in a Form SB-2, filed by the Company on November 17, 2005.

Item 3.    Defaults upon senior securities

None

Item 4.    Submission of matters to a vote of security holders

NONE

Item 5.    Other Information

None

Item 6.    Exhibits and reports on Form 8-K.

(a)

Exhibit 31.1—Certification of Chief Executive Officer pursuant to Section 303 of Sarbanes-Oxley Actof 2002.

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

Date: November 23, 2005	Longport, Inc.

/s/ Michael C. Boyd
Michael C. Boyd
Chief Executive Officer and Director

/s/ Jack N. Brown
Jack N. Brown
Chief Financial Officer
(Principal Accounting Officer)